Form 10-Q
period 2021-09-30
P10, Inc.
filed 2021-11-22
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4514 Cole Ave, Suite 1600 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share Series A Junior Participating Preferred Stock Purchase Rights	PX	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 22, 2021, the registrant had 23,000,000 shares of the registrant's Class A common stock, par value $0.001, and 94,155,596 shares of the registrant's Class B common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,656	$11,773
Restricted cash	6,421	1,010
Accounts receivable	7,656	2,494
Note Receivable	2,270	—
Due from related parties	3,615	2,667
Investment in unconsolidated subsidiaries	1,977	2,158
Prepaid expenses and other assets	3,355	3,368
Property and equipment, net	1,000	1,124
Right-of-use assets	7,095	6,491
Deferred tax assets, net	35,494	37,621
Intangibles, net	136,306	143,738
Goodwill	417,401	369,982
Total assets	$644,246	$582,426
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,260	$1,103
Accrued expenses	12,040	12,505
Due to related parties	1,650	2,200
Other liabilities	6,419	254
Contingent consideration	19,160	—
Deferred revenues	11,802	10,347
Lease liabilities	8,126	7,682
Debt obligations	315,517	290,055
Total liabilities	375,974	324,146
COMMITMENTS AND CONTINGENCIES (NOTE 12)
REDEEMABLE NONCONTROLLING INTEREST	199,202	198,439
STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 110,000,000 and 110,000,000 shares authorized, respectively; 62,587,823 and 62,587,823 issued, respectively; 62,464,371 and 62,464,371 outstanding, respectively	63	63
Treasury stock	(273)	(273)
Additional paid-in-capital	325,762	324,310
Accumulated deficit	(256,482)	(264,259)
Total stockholders' equity	69,070	59,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,246	$582,426

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Management and advisory fees	$37,939	$15,222	$104,029	$41,821
Other revenue	206	159	872	861
Total revenues	38,145	15,381	104,901	42,682
OPERATING EXPENSES
Compensation and benefits	14,009	5,918	38,119	15,818
Professional fees	2,595	2,627	7,856	5,177
General, administrative and other	3,019	1,068	8,310	3,160
Amortization of intangibles	7,484	3,572	22,452	9,606

Total operating expenses	27,107	13,185	76,737	33,761
INCOME FROM OPERATIONS	11,038	2,196	28,164	8,921
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	(223)	(216)	(657)	(771)
Interest expense, net	(5,261)	(2,089)	(15,761)	(6,498)
Other income/(expense)	283	(1)	668	21
Total other (expense)	(5,201)	(2,306)	(15,750)	(7,248)
Net income/(loss) before income taxes	5,837	(110)	12,414	1,673
Income tax (expense)/benefit	(1,759)	175	(3,154)	1,513
NET INCOME	$4,078	$65	$9,260	$3,186
Less: preferred dividends attributable to redeemable noncontrolling interest	(494)	(153)	(1,483)	(306)
NET INCOME/(LOSS) ATTRIBUTABLE TO P10	$3,584	$(88)	$7,777	$2,880

Earnings per share
Basic earnings per share	$0.06	$(0.00)	$0.12	$0.05
Diluted earnings per share	$0.04	$(0.00)	$0.08	$0.04
Weighted average shares outstanding, basic	62,464	62,464	62,464	62,464
Weighted average shares outstanding, diluted	66,787	62,464	66,702	64,442

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

							Total
	Common Stock		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2019	62,464	$63	123	$(273)	$323,596	$(287,345)	$36,041
Stock-based compensation	—	—	—	—	143	—	143
Net income attributable to P10	—	—	—	—	—	1,841	1,841
Balance at March 31, 2020	62,464	$63	123	$(273)	$323,739	$(285,504)	$38,025
Stock-based compensation	—	—	—	—	187	—	187
Net income attributable to P10	—	—	—	—	—	1,127	1,127
Balance at June 30, 2020	62,464	$63	123	$(273)	$323,926	$(284,377)	$39,339
Stock-based compensation	—	—	—	—	192	—	192
Net (loss) attributable to P10	—	—	—	—	—	(88)	(88)
Balance at September 30, 2020	62,464	$63	123	$(273)	$324,118	$(284,465)	$39,443

							Total
	Common Stock		Treasury stock		Additional	Accumulated	Stockholders'
	Units	Amount	Units	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2020	62,464	$63	123	$(273)	$324,310	$(264,259)	$59,841
Stock-based compensation	—	—	—	—	424	—	424
Net income attributable to P10	—	—	—	—	—	2,215	2,215
Balance at March 31, 2021	62,464	$63	123	$(273)	$324,734	$(262,044)	$62,480
Stock-based compensation	—	—	—	—	567	—	567
Net income attributable to P10	—	—	—	—	—	1,978	1,978
Balance at June 30, 2021	62,464	$63	123	$(273)	$325,301	$(260,066)	$65,025
Stock-based compensation	—	—	—	—	461	—	461
Net income attributable to P10	—	—	—	—	—	3,584	3,584
Balance at September 30, 2021	62,464	$63	123	$(273)	$325,762	$(256,482)	$69,070

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,260	$3,186
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,452	522
Non-cash incentive compensation	1,396	—
Depreciation expense	202	21
Amortization of intangibles	22,452	9,606
Amortization of debt issuance costs and debt discount	2,798	1,315
Income from unconsolidated subsidiaries	(781)	—
Expense/(benefit) for deferred tax	2,127	(3,213)
Change in operating assets and liabilities:
Accounts receivable	(5,162)	550
Due from related parties	(273)	173
Prepaid expenses and other assets	14	(797)
Right-of-use assets	1,219	878
Accounts payable	157	3,682
Accrued expenses	152	966
Due to related parties	(550)	—
Other liabilities	6,165	(125)
Deferred revenues	1,455	477
Lease liabilities	(1,379)	(949)
Net cash provided by operating activities	40,704	16,292
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(43,926)	(46,640)
Payments of contingent consideration	(518)	—
Purchase of intangible assets	(30)	—
Note receivable	(2,270)	—
Investments in unconsolidated subsidiaries	(2,638)	—
Proceeds from investments in unconsolidated subsidiaries	3,600	—
Post-closing payments related to acquisitions	(1,519)	(125)
Purchases of property and equipment	(78)	(14)
Net cash used in investing activities	(47,379)	(46,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable noncontrolling interests	—	31,000
Borrowings on debt obligations	35,952	—
Repayments on debt obligations	(12,321)	(2,582)
Payment of preferred stock dividends	(720)	—
Debt issuance costs	(942)	(470)
Net cash provided by financing activities	21,969	27,948
Net change in cash, cash equivalents and restricted cash	15,294	(2,539)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,783	19,462
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$28,077	$16,923

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,712	$6,172
Cash paid for income taxes	$4,637	$938
NON-CASH OPERATING ACTIVITIES
Additions to right-of-use assets	$1,823	$—
Additions to lease liabilities	$1,823	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$21,656	$16,167
Restricted cash	6,421	756
Total cash, cash equivalents and restricted cash	$28,077	$16,923

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate, as defined below, were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. The number of shares have been retrospectively adjusted within these financial statements to reflect this stock split. The reorganization was considered a transaction between entities under common control. As a result, the consolidated financial statements for periods prior to the reorganization and IPO are the consolidated financial statements of P10 Holdings as the predecessor to P10 for accounting and reporting purposes.

P10, Inc. and its consolidated subsidiaries (the “Company”) operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing support our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively the “Funds”).

The direct and indirect subsidiaries of the Company include P10 Holdings, P10 Intermediate Holdings, LLC (“P10 Intermediate”), which owns the subsidiaries P10 RCP Holdco, LLC (“Holdco”), Five Points Capital, Inc. (“Five Points”), TrueBridge Capital Partners, LLC (“TrueBridge”), Enhanced Capital Group, LLC (“ECG”), Bonaccord Capital Advisors, LLC ("Bonaccord") and Hark Capital Advisors, LLC ("Hark"). Holdco is the entity holding the acquisition financing debt and owns the subsidiaries RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP 3”). See Note 10 for further information on the acquisition financing debt.

Prior to November 19, 2016, P10, formerly Active Power, Inc. designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply products and serviced modular infrastructure solutions. On November 19, 2016, we completed the sale of substantially all our assets and liabilities and operations to Langley Holdings plc, a United Kingdom public limited company. Following the sale, we changed our name from Active Power, Inc. to P10 Industries, Inc. and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses. For the period from December 2016 through September 2017, our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses (“NOLs”) and other tax benefits. On March 22, 2017, we filed for re-organization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. The Company emerged from bankruptcy on May 3, 2017. On December 1, 2017, the Company changed its name from P10 Industries, Inc. to P10 Holdings, Inc. We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters is in Dallas, Texas.

On October 5, 2017, we closed on the acquisition of RCP 2 and entered into a purchase agreement to acquire RCP 3 in January 2018. On January 3, 2018, we closed on the acquisition of RCP 3. RCP 2 and RCP 3 are registered investment advisors with the United States Securities and Exchange Commission.

On April 1, 2020, the Company completed the acquisition of Five Points. Five Points is a leading lower middle market alternative investment manager focused on providing both equity and debt capital to private, growth-oriented companies and limited partner capital to other private equity funds, with all strategies focused exclusively in the U.S. lower middle market. See Note 3 for additional information on the acquisition. Five Points is a registered investment advisor with the United States Securities and Exchange Commission.

On October 2, 2020, the Company completed the acquisition of TrueBridge. TrueBridge is an investment firm focused on investing in venture capital through fund-of-funds, co-investments, and separate accounts. See Note 3 for additional information on the acquisition. TrueBridge is a registered investment advisor with the United States Securities and Exchange Commission.

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a noncontrolling interest in Enhanced Capital Partners, LLC (“ECP”) (collectively, “Enhanced”). Enhanced undertakes and

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. See Note 3 for additional information on the acquisitions. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

On September 30, 2021, the Company completed acquisitions of Bonaccord and Hark. Bonaccord is an alternative asset manager focusing on acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate, and real asset strategies. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. See Note 3 for additional information on these acquisitions.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ended December 31, 2021.

Certain entities in which the Company holds an interest are investment companies that follow specialized accounting rules under U.S. GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting treatment.

Principles of Consolidation

The Company performs the variable interest analysis for all entities in which it has a potential variable interest. If the Company has a variable interest in the entity and the entity is a variable interest entity (“VIE”), we will also analyze whether the Company is the primary beneficiary of this entity and if consolidation is required.

Generally, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties, or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. A VIE must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 6 for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Bonaccord, and Hark. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The assets of our consolidated VIE’s are owned by

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

those entities and not generally available to satisfy P10's obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 6 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. Five Points and ECG are concluded to be consolidated subsidiaries of P10 Intermediate under the voting interest model.

Reclassifications

Certain reclassifications have been made within the Consolidated Financial Statements to conform prior periods with current period presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2021, and December 31, 2020, cash equivalents include money market funds of $7.8 million and $2.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of September 30, 2021 and December 31, 2020 was primarily cash that is restricted due to certain deposits being held for its customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of September 30, 2021 and December 31, 2020. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Due from related parties represents receivables from the Funds for management fees earned but not yet received, reimbursable expenses from the Funds and notes receivable due from affiliates. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is equal to contractual amounts owed from a signed, secured promissory note with the Company. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of September 30, 2021 and December 31, 2020. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Investment in Unconsolidated Subsidiaries

For equity investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. The equity method investments are initially recorded at cost, and their carrying amount is adjusted for the Company’s share in the earnings or losses of each investee, and for distributions received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

For certain entities in which the Company does not have significant influence and fair value is not readily determinable, we value these investments under the measurement alternative. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or service lives of the improvements, whichever is shorter, using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of the various assets are as follows:

Computers and purchased software	3 - 5 years
Furniture and fixtures	7 - 10 years

Long-lived Assets

Long-lived assets including property and equipment, lease right-of-use assets, and definite lived intangibles are evaluated for impairment under FASB ASC 360, Property, Plant, and Equipment. Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of long-lived assets are determined to not be recoverable if the undiscounted estimated future net operating cash flows directly related to the asset or asset group, including any disposal value, is less than the carrying amount of the asset. If the carrying value of an asset is determined to not be recoverable, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its fair value on the measurement date. Fair value is based on the best information available, including prices for similar assets and estimated discounted cash flows.

Leases

The Company recognizes a lease liability and right-of-use asset in our Consolidated Balance Sheets for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for various office spaces. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent, lease incentives and certain other existing lease liabilities. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, upon amendments or other events, the Company may be required to remeasure our lease liability and right-of-use asset.

The Company does not recognize a lease liability or right-of-use asset on our Consolidated Balance Sheets for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2021, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark. As of September 30, 2021, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord and Hark.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived technology is amortized using the straight-line method over its estimated useful life of 4 years. Finite-lived management and advisory contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized in line with contractual revenue to be received, which range between 7 and 16 years. Certain of our trade names are considered to have finite-lives. Finite-lived trade names are amortized over 10 years in line with the pattern in which the economic benefits are expected to occur.

Goodwill is reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the difference is recorded as an impairment (not to exceed the carrying amount of goodwill). At September 30, 2021, the Company determined that there was no impairment to goodwill.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in other income on our Consolidated Statements of Operations. As of September 30, 2021, contingent consideration recorded relates to the acquisition of Hark and Bonaccord.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized on a straight-line basis over the terms of the underlying obligation, which approximates the effective interest method, and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents third party and related party interests in the Company's consolidated subsidiary, P10 Intermediate. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is presented at the greater of its carrying amount or redemption value at each reporting date in the Company’s Consolidated Balance Sheets. Any changes in redemption value are recorded to retained earnings, or in the absence of retained earnings, additional paid-in capital. See Note 16 for additional information.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

As of September 30, 2021 and December 31, 2020, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date.

Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

The carrying values of financial instruments comprising cash and cash equivalents, prepaid assets, accounts payable, accounts receivable and due from related parties approximate fair values due to the short-term maturities of these instruments. The fair value of the credit and guarantee facility approximates the carrying value based on the interest rates which approximate current market rates. The carrying values of the seller notes payable and tax amortization benefits approximate fair value. As of September 30, 2021, the Company has a contingent consideration liability related to the acquisitions of Hark and Bonaccord that is measured at fair value. The Company measures these liabilities on a recurring basis.

Revenue Recognition

Revenue is recognized when, or as, the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. While the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for the Company’s significant management and advisory contracts.

Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflects the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenue on the Consolidated Balance Sheets.

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are rendered, since the customers simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled based on the terms of the arrangement. For certain funds, management fees are initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term. Additionally, the management fee may step down for certain funds depending on the contractual arrangement. Advisory services are generally based upon fixed amounts and billed quarterly. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements and referral fees. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

We file various federal and state and local tax returns based on federal and state local consolidation and stand-alone tax rules as applicable.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities. See Note 15 for additional information. The numerator in the computation of diluted EPS is impacted by the redeemable convertible preferred shares issued by P10 Intermediate since these preferred shares are convertible into common shares of P10 Intermediate. Under the if converted method, diluted EPS reflects a reduction in earnings that P10 would recognize by owning a smaller percentage of P10 Intermediate when the preferred shares are assumed to be converted.

The denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees. Stock-based compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the OTC Market. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Forfeitures are recognized as they occur.

Segment Reporting

The Company operates as an integrated private markets solution provider and a single operating segment. According to ASC 280, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

Business Acquisitions

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company identifies a business to have three key elements; inputs, processes, and outputs. While an integrated set of assets and activities that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set of assets and activities are not required if market participants can acquire the set of assets and activities and continue to produce outputs. In

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

addition, the Company also performs a screen test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the set of assets and activities is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain intangible assets, notes payable, and tax amortization benefits.

The consideration for certain of our acquisitions may include liability classified contingent consideration, which is determined based on formulas stated in the applicable purchase agreements. The amount to be paid under these arrangements is based on certain financial performance measures subsequent to the acquisitions. The contingent consideration included in the purchase price is measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in general, administrative and other on our Consolidated Statements of Operations.

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

Recent Accounting Pronouncements

The Company adopted ASU No. 2017-04, Intangibles—Goodwill and Other (“ASC 350”) Simplifying the Test for Goodwill Impairment on January 1, 2020. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

The Company adopted ASU No. 2018-13, Fair Value Measurement (“ASC 820”): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

The Company adopted ASU No. 2018-07, Compensation—Stock Compensation ("Topic 718"): Improvements to Nonemployee Share-Based Payment Accounting, on December 15, 2018. This guidance was related to the restricted stock awards granted to our board members as compensation for their participation on our board in the third quarter of 2021. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

The Company adopted ASU No. 2019-12, Income Taxes ("Topic 740"): Disclosure Framework - Simplifying the Accounting for Income Taxes, in January 1, 2021, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. The adoption of this standard did not have a material impact on our financial statements.

Pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides amendments to ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment model with a current expected credit loss (“CECL”) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance must be applied using the modified retrospective adoption method on January 1, 2023, with early adoption permitted.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 3. Acquisitions

Five Points Capital

On April 1, 2020, we completed the acquisition of 100% of the capital stock of Five Points, an independent private equity manager focused exclusively on the U.S. lower middle market. The transaction was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$46,751
Preferred stock	20,100
Total purchase consideration	$66,851

Consideration paid in the transaction consisted of both cash and equity. See Note 16 for additional information on the preferred stock issued in the connection with the acquisition of Five Points.

In connection with the acquisition, the Company incurred a total of $2.3 million of acquisition-related expenses. Of the total acquisition-related expenses, $0 and $0 million were recorded during the nine and three months ended September 30, 2021 and $1.1 and $0 million were recorded during the nine and three month ended September 30, 2020, respectively. These costs are included in professional fees on our Consolidated Statements of Operations.

The following table presents the fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$111
Accounts receivable	295
Due from related parties	27
Prepaid expenses and other	13
Property and equipment	87
Right-of-use assets	339
Intangible assets	23,960
Total assets acquired	$24,832
LIABILITIES
Accounts payable	$358
Accrued expenses	390
Long-term lease obligation	339
Deferred tax liability	5,524
Total liabilities assumed	$6,611

Net identifiable assets acquired	$18,221
Goodwill	48,630
Net assets acquired	$66,851

The following table presents the fair value of identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management contracts	$19,900	10
Value of trade name	4,060	10
Total identifiable intangible assets	$23,960

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Goodwill

The goodwill recorded as part of the acquisition includes benefits that management believes will result from the acquisition, including expanding the Company’s product offering into private credit. The goodwill is not expected to be deductible for tax purposes.

Acquisition of TrueBridge Capital

On October 2, 2020, the Company completed the acquisition of 100% of the issued and outstanding membership interests of TrueBridge for a total consideration of $189.1 million, which includes cash, contingent consideration and preferred stock of P10 Intermediate. TrueBridge is a leading venture capital firm that invests in both venture funds and directly in select venture-backed companies. The transaction was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$94,216
Contingent consideration	572
Preferred stock	94,350
Total purchase consideration	$189,138

A net cash amount of $89.5 million was financed through an amendment to the existing term loan under the credit and guarantee facility with HPS Investment Partners, LLC (“HPS”), an unrelated party. The additional draw has the same terms as the existing Facility including the maturity date. See Note 16 for additional information on the preferred stock issued in the connection with the acquisition of TrueBridge.

Included in total consideration is $572 thousand of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific fundraising targets, and all amounts under this arrangement were paid by October 2021. As of September 30, 2021, the fair value of the remaining contingent consideration totaled $209 thousand. For the nine months ended September 30, 2021, a total of $518 thousand was paid to the sellers of Truebridge and $134 thousand in expense was recognized in other income on the Consolidated Statements of Operations for the change in estimated value of the contingent consideration.

In connection with the acquisition, the Company incurred a total of $1.7 million of acquisition-related expenses. Of the total acquisition-related expenses, $0 and $0 were recorded during the nine and three months ended September 30, 2021 and $1.6 and $1.2 million were recorded during the nine and three months ended September 30, 2020, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following table presents the fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$6,537
Accounts receivable	14
Due from related parties	55
Prepaid expenses and other	60
Property and equipment	1,061
Right-of-use assets	1,627
Intangible assets	43,600
Total assets acquired	$52,954
LIABILITIES
Accounts payable	$20
Accrued expenses	323
Deferred revenues	6,491
Long-term lease obligation	2,031
Deferred tax liability	5,518
Total liabilities assumed	$14,383

Net identifiable assets acquired	$38,571
Goodwill	150,567
Net assets acquired	$189,138

The following table presents the fair value of identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management contracts	$34,100	10
Value of trade name	$7,300	10
Value of technology	2,200	4
Total identifiable intangible assets	$43,600

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $73.7 million of goodwill is expected to be deductible for tax purposes.

Acquisition of Enhanced

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG and a non-controlling interest in ECP’s outstanding equity, comprised of a 49% voting interest and a 50% economic interest, for total consideration of $111.0 million. The consideration included cash, estimated working capital adjustments and preferred stock of P10 Intermediate. ECG is an alternative asset manager and provider of tax credit transaction and consulting services focused on underserved areas and other socially responsible end markets such as renewable energy (impact investing). The alternative asset management business includes providing management, transaction, and consulting services to various entities which have historically been wholly owned by subsidiaries and affiliates of ECG. ECP’s primary business is to participate in various state sponsored premium tax credit investment programs through debt, equity, and equity-related investments. The acquisition of ECG was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805, while ECP is reported as an unconsolidated investee of P10 and accounted for under the equity method of accounting.

Upon the completion of the acquisitions, certain agreements contemplated in the Securities Purchase Agreement became effective immediately upon the closing of the acquisitions. The allocation of the consideration paid for the assets acquired and

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

liabilities assumed takes into consideration the fact that these agreements occurred contemporaneously with the closing of the acquisitions.

Prior to and through the date of the acquisition by the Company, ECG had certain consolidated subsidiaries and funds whose primary activities consisted of issuing qualified debt or equity instruments to tax credit investors in order to make investments in qualified businesses, which are referred to as the “Permanent Capital Subsidiaries.” Pursuant to a Reorganization Agreement, upon the closing of P10’s acquisition of ECG, the Permanent Capital Subsidiaries were contributed by ECG to Enhanced Permanent Capital, LLC (“Enhanced PC”), a newly formed entity. In exchange for this contribution of the Permanent Capital Subsidiaries, ECG obtained a non-controlling equity interest in Enhanced PC. The ownership in Enhanced PC was evaluated by management, and it was determined to be a variable interest. However, ECG was concluded to not be the primary beneficiary of Enhanced PC and, accordingly, Enhanced PC is not consolidated by ECG. Rather, the interest in Enhanced PC is reflected as an equity method investment by ECG. In addition to the Reorganization Agreement, see Note 11 for information on the Advisory Agreement and Administrative Services Agreement.

The acquisition of the equity interests in ECG and ECP were negotiated simultaneously for a single purchase price. The following tables illustrate the consideration paid for Enhanced, and the allocation of the purchase price to the acquired assets and assumed liabilities.

Fair Value
Cash	$82,596
Estimated post-closing working capital adjustment	1,519
Preferred stock	26,904
Total purchase consideration	$111,019

A total of $66.6 million of the cash consideration was financed through an amendment to the existing term loan under the Facility with HPS. The additional draw has the same terms as the existing Facility, including the maturity date. See Note 16 for additional information on the preferred stock issued in the connection with the acquisition of Enhanced.

In connection with the acquisition, the Company incurred a total of $3.7 million of acquisition-related expenses. Of the total acquisition-related expenses, $77 thousand and $0 were recorded during the nine and three months ended September 30, 2021 and $0 and $0 million were recorded during the nine and three months ended September 30, 2020, respectively. These costs are included in professional fees on our Consolidated Statements of Operations.

The acquisition date fair values of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives and deferred income taxes, are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,752
Restricted cash	254
Accounts receivable	3,424
Due from related parties	257
Prepaid expenses and other assets	2,099
Investment in unconsolidated subsidiaries	2,158
Intangible assets	36,820
Total assets acquired	$47,764
LIABILITIES
Accrued expenses	$551
Other liabilities	288
Deferred revenues	2,110
Due to related parties	2,059
Debt obligations	1,693
Deferred tax liability	3,318
Total liabilities assumed	$10,019

Net identifiable assets acquired	$37,745
Goodwill	73,274
Net assets acquired	$111,019

The following table presents the provisional fair value of identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$30,820	12
Value of trade name	6,000	10
Total identifiable intangible assets	$36,820

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $18.7 million of goodwill is expected to be deductible for tax purposes.

Acquisition of Bonaccord

On September 30, 2021, the Company completed the purchase of Bonaccord for total consideration of $55.9 million, which includes cash and contingent consideration. Bonaccord is engaged in the business of acquiring minority interests in alternative asset mangement companies focused on private market strategies which may include private equity, private client, real estate, and real asset strategies. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$38,926
Contingent consideration	16,970
Total purchase consideration	$55,896

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

A total of $35.0 million of the cash consideration was financed through an amendment to the existing term loan under the facility with HPS. The additional draw has the same terms as the existing Facility, including the maturity date.

Included in total consideration is $17.0 million of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific revenue related targets, and all amounts under this arrangement are expected to be paid by October 2027. Total payment ranges from $0 to $20.0 million.

The fair value is based on the scenario based method. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of September 30, 2021, the estimated fair value of the remaining contingent consideration totaled $17.0 million. A total of $0 was paid to the sellers of Bonaccord and $0 in expense was recognized in other income on the Consolidated Statements of Operations for the change in estimated value of the contingent consideration.

In connection with the acquisition, the Company incurred a total of $1.9 million of acquisition-related expenses. Of the total acquisition-related expenses, $1.9 million and $1.9 were recorded during the nine months and three months ended September 30, 2021 and $0 and $0 million were recorded for the nine and three months ended September 30, 2020, respectively. Of these costs, $1.6 millions relates to a one time bonus to employees associated with the acquisition, which is included in compensation and benefits on the consolidates statements of operations. The remaining costs are included in professional fees on the Consolidated Statement of Operations.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Prepaid expenses and other assets	9
Investment in partnership	1,396
Intangible assets	12,480
Total assets acquired	$13,885
LIABILITIES
Accrued expenses	$919
Total liabilities assumed	$919

Net identifiable assets acquired	$12,966
Goodwill	42,930
Net assets acquired	$55,896

The following table presents the provisional fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$8,930	8
Value of trade name	3,550	10
Total identifiable intangible assets	$12,480

In connection with the acquisition, Bonaccord entered a Strategic Alliance Agreement ("SAA"), providing a third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I"), paid quarterly. Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire equity interests in Bonaccord based on the amount of commitment made to subsequent Funds II and III that ranges from 0.1%-9.9% of equity in Bonaccord. If within 60 days of the final closing

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

of Funds II and III, the third-party has not met specific equity commitments in the SAA, Bonaccord may elect to repurchase the equity interests at fair market value. In addition to this SAA, there is another agreement with a third-party, similar to a placement fee arrangement, whereby they will receive 5% of net management fee revenues for Fund I.

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $42.9 million of goodwill is expected to be deductible for tax purposes.

Acquisition of Hark

On September 30, 2021, the Company completed the purchases of Hark for total consideration of $7.2 million, which includes $5.0 million of cash and $2.2 million of estimated contingent consideration. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. The provisional fair value consisted of $2.5 million in net assets and $4.7 million in goodwill.

Identifiable Intangible Assets

The fair value of management and advisory contracts acquired were estimated using the excess earnings method. Significant inputs to the valuation model include existing revenue, estimates of expenses and contributory asset charges, the economic life of the contracts and a discount rate based on a weighted average cost of capital.

The fair value of trade names acquired were estimated using the relief from royalty method. Significant inputs to the valuation model include estimates of existing and future revenue, estimated royalty rate, economic life and a discount rate based on a weighted average cost of capital.

The fair value of technology acquired was estimated using the relief from royalty method. Significant inputs to the valuation model include a royalty rate, an estimated life and a discount rate.

The management and advisory contracts, trade names and the acquired technology all have a finite useful life. The carrying value of the management fund and advisory contracts and trade names will be amortized in line with the pattern in which the economic benefits arise and are reviewed at least annually for indicators of impairment in value that is other than temporary. The technology will be amortized on a straight-line basis.

Pro-forma Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisitions of Five Points, TrueBridge, Enhanced, and Bonaccord were completed on January 1, 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Revenue	$120,057	$90,075
Net income attributable to P10	12,749	5,435

Pro forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued or repaid in connection with the acquisitions as if the acquisitions were completed on January 1, 2020. The pro forma adjustments also give effect to the reorganization of Enhanced and formation of Enhanced Permanent Capital, as well as the impacts of the advisory services agreement as further described at Note 11.

Note 4. Revenue

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following presents revenues disaggregated by product offering:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Management and advisory fees	$37,939	$15,222	$104,029	$41,821
Subscriptions	153	156	486	496
Consulting agreements and referral fees	—	—	150	55
Other revenue	53	3	236	310
Total revenues	$38,145	$15,381	$104,901	$42,682

Note 5. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP Partners Holdings, LP ("BCP") to lend funds to cover their GP commitments. This agreement provides for a note to BCP for $5.0 million, of which $2.3 million was drawn as of September 30, 2021 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021. Principal payments will be made periodically from mandatory payments from available cash flows at BCP. As of September 30, 2021 and December 31, 2020, the balance was $2.3 million and $0, respectively. The Company recognized interest revenue of $0 and $0 million for the nine and three months ended September 30, 2021 and 2020, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $418.3 million and $361.7 million as of September 30, 2021 and December 31, 2020, respectively. The liabilities of the consolidated VIEs totaled $325.9 million and $287.1 million as of September 30, 2021 and December 31, 2020, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

Unconsolidated VIEs

Through its subsidiary, ECG, the Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company's maximum exposure to loss is limited to the potential loos of assets recognized by the Company relating to these unconsolidated entities.

Note 7. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consist of equity method investments primarily related to ECG’s tax credit finance and asset management activities.

As of September 30, 2021, investment in unconsolidated subsidiaries totaled $2.0 million, of which $1.4 million related to ECG’s asset management businesses and $0.6 million related to ECG’s tax credit finance businesses. As of December 31, 2020, investment in unconsolidated subsidiaries totaled $2.2 million, of which $2.0 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.8 and $0.3 million for the nine and three months ended September 30, 2021 and $0 and $0 million for the nine and three months ended September 30, 2020, respectively. For the nine and three months ended September 30, 2021, ECG made $0 and $0 capital contributions and received distributions of $1.4 and $0.1 million.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the nine and three months ended September 30, 2021, ECG made $2.6 and $0 million of capital contributions and received distributions of $2.2 and $0 million.

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Computers and purchased software	$345	$281
Furniture and fixtures	461	449
Leasehold improvements	595	595
Other	3	—
	$1,404	$1,325
Less: accumulated depreciation	(404)	(201)
Total property and equipment, net	$1,000	$1,124

Note 9. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2021 is as follows:

Balance at December 31, 2020	$369,982
Purchase price adjustment	(188)
Increase from acquisitions	47,607
Balance at September 30, 2021	$417,401

Intangibles consists of the following:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,500	(1,392)	20,108
Management and advisory contracts	150,646	(53,866)	96,780
Technology	8,160	(6,122)	2,038
Total finite-lived intangible assets	180,306	(61,380)	118,926
Total intangible assets	$197,686	$(61,380)	$136,306

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Total indefinite-lived intangible assets	17,350	—	17,350
Finite-lived intangible assets:
Trade names	17,360	(368)	16,992
Management and advisory contracts	139,796	(33,967)	105,829
Technology	8,160	(4,593)	3,567
Total finite-lived intangible assets	165,316	(38,928)	126,388
Total intangible assets	$182,666	$(38,928)	$143,738

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits arise. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

Remainder of 2021	$7,980
2022	24,545
2023	21,098
2024	17,532
2025	13,749
Thereafter	34,022
Total amortization	$118,926

During the nine months ended September 30, 2021, we identified adjustments related to the timing of amortization of certain finite lived intangible assets. The table above has been adjusted to reflect those timing differences. There was no impact to the Consolidated Statement of Operations nor the Consolidated Balance Sheets as the adjustments related to amounts scheduled to be expensed subsequent to December 31, 2020. We do not believe the impact of the adjustments is material to our consolidated financial statements for any previously issued financial statements taken as a whole, and any impact to our expected net income for future periods has been adjusted for in the table above.

Note 10. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Gross revolving credit facility state tax credits	$—	$1,533
Debt issuance costs	(12)	(25)
Revolving credit facility state tax credits, net	$(12)	$1,508
Gross notes payable to sellers	$41,064	$41,064
Less debt discount	(8,548)	(9,205)
Notes payable to sellers, net	$32,516	$31,859
Gross credit and guaranty facility	$286,847	$261,683
Debt issuance costs	(3,834)	(4,995)
Credit and guaranty facility, net	$283,013	$256,688
Total debt obligations	$315,517	$290,055

Revolving Credit Facility State Tax Credits

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Enhanced State Tax Credit Fund III, LLC, a subsidiary of ECG, has a $10 million revolving credit facility with a regional financial institution restricted solely for the purchase of allocable state tax credits from various state tax credit incentive programs. The facility bears interest at 0.25% above the Prime Rate and matures on June 15, 2022. As of September 30, 2021 and December 31, 2020, the credit facility had an outstanding balance of $0 and $1.5 million, respectively, and is reported net of unamortized debt issuance costs on our Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company’s investment in allocable state tax credits was $0 and $1.5 million.

Notes Payable to Sellers

On October 5, 2017, the Company issued Secured Promissory Notes Payable (“2017 Seller Notes”) in the amount of $81.3 million to the owners of RCP 2 in connection with the acquisition of that entity. The 2017 Seller Notes mature on January 15, 2025. The 2017 Seller Notes are non-interest bearing and will be paid using cash generated from the business operations and borrowings under the Credit and Guaranty Facility (“Facility”) described below. The 2017 Seller Notes were recorded at their discounted fair value in the amount of $78.7 million. Non-cash interest expense was recorded on a periodic basis increasing the 2017 Seller Notes to their gross value. As of September 30, 2021 and December 31, 2020, the gross value of the 2017 Seller Notes was $6.4 million.

On January 3, 2018, the Company issued Secured Promissory Notes Payable (“2018 Seller Notes”) in the amount of $22.1 million to the owners of RCP 3 in connection with the acquisition of that entity. The 2018 Seller Notes mature on January 15, 2025. The 2018 Seller Notes are non-interest bearing and will be paid using cash generated from the business operations and borrowings under the Facility described below. The 2018 Seller Notes were recorded at their discounted fair value in the amount of $21.2 million. Noncash interest expense was recorded on a periodic basis increasing the 2018 Seller Notes to their gross value. As of September 30, 2021 and December 31, 2020, the gross value of the 2018 Seller Notes was $3.0 million.

On January 3, 2018, the Company issued tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3 in connection with the acquisition of that entity. The TAB Payments are non-interest bearing and will be paid in equal annual installments beginning April 15, 2023. The TAB Payments mature on April 15, 2037. The TAB Payments were recorded at their discounted fair value in the amount of $28.9 million. Non-cash interest expense is recorded on a periodic basis increasing the TAB Payments to their gross value. On April 1, 2020, the holders of the TAB Payments contributed $16.8 million of their TAB Payments to P10 Intermediate in exchange for receiving 3.3 million shares of Series C preferred stock. The discounted fair value of the TAB Payments received was $10.0 million on the date of the Five Points acquisition, April 1, 2020. See Note 16 for additional information. As of September 30, 2021 and December 31, 2020, the gross value of the 2018 TAB Payments was $31.7 million.

During the nine and three months ended September 30, 2021, we recorded $0.7 and $0.3 million and for the nine and three months ended September 30, 2020, we recorded $0.8 million and $0.2 million in interest expense related to the TAB Payments, respectively.

The 2017 Seller Notes, the 2018 Seller Notes and the TAB Payments are collectively referred to as “Notes payable to sellers” on our Consolidated Financial Statements.

Credit and Guaranty Facility

The Company’s subsidiary, Holdco, entered into the Facility with HPS as administrative agent and collateral agent on October 7, 2017. The Facility initially provided for a $130.0 million senior secured credit facility in order to refinance the existing debt obligations of RCP Advisors and provide for the financing to repay the Seller Notes due resulting from the acquisition of RCP Advisors. The Facility provided for a $125 million five-year term, subject to certain EBITDA levels and conditions, and a $5 million one-year line of credit. The line of credit was repaid and subsequently expired during 2018. Holdco was permitted to draw up to $125 million in aggregate on the term loan in tranches through July 31, 2019.

On October 2, 2020 and December 14, 2020, in connection with the acquisitions of TrueBridge and Enhanced, the term loan under the Facility was amended adding an additional $91.4 million and $68.0 million to the Facility, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

On September 30, 2021, in connection with the acquisition of Bonaccord, the term loan under the Facility was amended adding an additional $35.0 million to the Facility.

Interest is calculated upon each tranche at LIBOR for either one, two, three, or six months, as selected by Holdco, plus an applicable margin of 6.00% per annum. To date, Holdco has chosen three-month and six-month LIBOR at the time of each draw and each subsequent repricing at the end of the chosen LIBOR period. Principal is contractually repaid at a rate of 0.75% of the original tranche draw per calendar quarter. The maturity date of the Facility is October 7, 2022.

Due to the maturity of the Facility being within one year of issuance, the Company assessed its ability to pay its obligations. The Company believes it will be able to fulfill its obligations using cash on hand, cash from continuing operations, and a debt refinancing that the Company is currently negotiating.

The Facility contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Holdco to maintain a minimum leverage ratio, asset coverage ratio and a fixed charge ratio. The Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the payment of dividends and other restrictions. As of September 30, 2021, Holdco was in compliance with all the financial covenants required under the Facility. The outstanding balance of the Facility was $286.8 million and $261.7 million as of September 30, 2021 and December 31, 2020, respectively, and is reported net of unamortized debt issuance costs on our Consolidated Balance Sheets.

Phase-Out of LIBOR

In July 2017, the UK's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, our Facility has a term that extends beyond 2021. The Facility provides for a mechanism to amend the underlying agreements to reflect the establishment of an alternate rate of interest. However, we have not yet pursued any amendment or other contractual alternative to our Facility to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

Debt Payable

Future principal maturities of debt as of September 30, 2021 are as follows:

Remainder of 2021	$2,318
2022	284,529
2023	—
2024	2,111
2025	2,111
Thereafter	36,842
$327,911

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits and the Credit and Guaranty Facility. Unamortized debt issuance costs for the Credit and Guaranty Facility as of September 30, 2021 and December 31, 2020 were $3.8 million and $5.0 million, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of September 30, 2021 and December 31, 2020 were $12 thousand and $25 thousand, respectively.

Amortization expense related to debt issuance costs totaled $2.1 and $0.7 million for the nine and three months ended September 30, 2021 and $0.5 and $0.1 million for the nine and three months ended September 30, 2020, respectively, and are included within interest expense, net on the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2021 and September 30, 2020, we recorded $0.9 million and $0.5 in debt issuance costs, respectively, which is included in debt obligations on the consolidated balance sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 11. Related Party Transactions

Effective May 1, 2018, P10 started paying a monthly services fee of $31.7 thousand for administration and consulting services along with a monthly fee of $18.8 thousand for certain reimbursable expenses to 210/P10 Acquisition Partners, LLC, which owns approximately 24.9% of P10. These services were terminated effective December 31, 2020. P10 paid $0 and $0.5 million for administrative and consulting services and reimbursable expenses respectively for the nine months ended September 30, 2021 and September 30, 2020.

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. P10 has paid $0.2 million and $0 in rent to 210 Capital, LLC for the nine months ended September 30, 2021 and September 30, 2020, respectively.

On June 30, 2020, RCP 2 entered into an intercompany services agreement with Five Points whereby RCP 2 will provide certain accounting, human resources, back office, administrative functions and such other services to Five Points as mutually agreed upon from time to time. In consideration for the services provided, Five Points shall pay RCP 2 a quarterly fee in the amount of $850 thousand. As a result of the agreement, Five Points paid RCP 2 $2.6 million and $1.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. These amounts were eliminated in consolidation.

Effective April 1, 2020, P10 Intermediate pays a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which is the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0.8 million and $0.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. See Note 16 below for additional information.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2021, the total accounts receivable from the Funds totaled $1.7 million, of which $0.7 million related to reimbursable expenses and $1.0 million related to fees earned but not yet received. As of December 31, 2020, the total accounts receivable from the Funds totaled $2.6 million, of which $0.6 million related to reimbursable expenses and $2.0 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG will provide advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP. In exchange for those services, which commenced on January 1, 2021, ECG will receive advisory fees from Enhanced PC based on a declining fixed fee schedule totaling $76.0 million over 7 years. This agreement is subject to customary termination provisions. For the nine and three months ended September 30, 2021, advisory fees earned or recognized under this agreement were $14.3 and $4.8 million and were $0 and $0 million for the nine and three months ended September 30, 2020, respectively, and is reported in management and advisory fees on the Consolidated Statement of Operations.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG will pay ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $6.1 and $0.9 million for the nine and three months ended September 30, 2021 and $0 and $0 for the nine and three months ended September 30, 2020, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

Upon the closing of Bonaccord on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 5.

Note 12. Commitments and Contingencies

Operating Leases

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2027. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.6 and $0.5 million for the nine and three months ended September 30, 2021 and $0.9 and $0.3 million for the nine and three months ended September 30, 2020, respectively.

The following table presents information regarding the Company’s operating leases as of September 30, 2021:

Operating lease right-of-use assets	$7,095
Operating lease liabilities	$8,126
Cash paid for lease liabilities	$1,719
Weighted-average remaining lease term (in years)	4.56
Weighted-average discount rate	5.13%

The future contractual lease payments as of September 30, 2021 are as follows:

Remainder of 2021	$576
2022	2,184
2023	2,180
2024	2,011
2025	854
Thereafter	1,260
Total undiscounted lease payments	9,065
Less discount	(939)
Total lease liabilities	$8,126

Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. The extent of the operational and financial impact the COVID-19 pandemic may have on the Company has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy. Currently, we have activated our Business Continuity Plan, which assures the ability for all aspects of our business to continue operating without interruption. COVID-19 has not negatively impacted our business in a material way and our business continuity plan is operating as planned with limited interruptions. We are closely monitoring developments related to COVID-19 and assessing any negative impacts to our business. It is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees.

Note 13. Income Taxes

The Company calculates its tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely.

Based on these methodologies, the Company’s effective income tax rate for the nine months ended September 30, 2021 was 25.41%. The effective tax rate differs from the statutory rate of 21% primarily due to the release of valuation allowance, expiration of NOL, a partnership non-controlling interest, nonconsolidated subsidiaries, and state taxes.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2021, the Company recorded a $12.9 million valuation allowance against deferred tax assets mostly related to partnership outside basis difference and note impairment.

The Company is subject to examination by the United States Internal Revenue Service as well as state, local and tax authorities. The Company is not currently under audit.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) - Disclosure Framework - Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. We adopted this new standard as of September 30, 2021. The adoption of this standard did not have a material impact on our financial statements.

Note 14. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan, our previously existing equity compensation plan. The Plan provides for the issuance of 1,000,000 shares available for grant, in addition to those approved in the 2018 Incentive Plan ("2018 Plan"), for a total of 10,000,000 shares. Per the Plan, the Compensation Committee of the Board of Directors may issue equity-based awards including stock appreciation rights, restricted stock units and restricted stock awards. Options previously granted under the 2018 Incentive Plan vest over a period of up to four years and five years, respectively. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. All future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan.

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2020	5,350,800	$1.69	7.75	$41,442,250
Granted	2,101,750	8.11
Exercised	—	—
Expired/Forfeited	(320,600)	3.27
Outstanding as of September 30, 2021	7,131,950	$3.50	7.67	$87,034,525
Exercisable as of September 30, 2021	1,178,800	$0.60	5.49	$17,747,150

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2021 and September 30, 2020 were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	40.33%	36.85%
Risk-free interest rate	1.68%	1.39%
Expected dividend yield	0.00%	0.00%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense for the nine and three months ended September 30, 2021 was $1.5 and $0.5 million and for the nine and three months ended September 30, 2020 was $0.5 million and $0.2 million, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2021 was $8.4 million and is expected to be recognized over a weighted average period of 3.06 years. Any future forfeitures will impact this amount.

A summary of restricted stock activity for the nine months ended September 30, 2021 is presented below:

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2020	—	$—
Granted	26,582	11.29
Exercised	—	—
Expired/Forfeited	—	—
Outstanding as of September 30, 2021	26,582	$11.29

Note 15. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic calculation—Net income/(loss) attributable to P10	$3,584	$(88)	$7,777	$2,880
Adjustment for:
Preferred dividends attributable to redeemable noncontrolling interest	494	153	1,483	306
Proportionate share of subsidiary's earnings attributable to subsidiary's convertible preferred stock under assumed conversion	(1,563)	(233)	(3,599)	(568)
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$2,515	$(168)	$5,661	$2,618
Denominator:
Denominator for basic calculation—Weighted- average shares	62,464	62,464	62,464	62,464
Weighted shares assumed upon exercise of stock options	4,323	-	4,238	1,978
Denominator for earnings per share assuming dilution	66,787	62,464	66,702	64,442
Earnings per share—basic	$0.06	$(0.00)	$0.12	$0.05
Earnings per share—diluted	$0.04	$(0.00)	$0.08	$0.04

The computations of diluted earnings per share excluded options to purchase 0.0 million and 2.9 million shares of common stock for the three and nine months ended September 30, 2021 and 0.0 million and 2.0 million shares for the three and nine months ended September 30, 2020, respectively, because the options were anti-dilutive.

Note 16. Redeemable Noncontrolling Interest

In connection with the closing of the acquisition of Five Points on April 1, 2020, the Company formed a new subsidiary, P10 Intermediate, which was the acquiring entity of Five Points. On April 1, 2020, P10 Intermediate issued three series (A, B and C) of redeemable convertible preferred shares. On October 2, 2020 and December 14, 2020, P10 Intermediate issued two additional series (D and E) in connection with the acquisitions of TrueBridge and Enhanced. The preferred shares on an as-if-converted basis represent approximately 40.9% of the aggregate issued and outstanding share capital of P10 Intermediate with P10 owning the remaining 59.1% through its 100% ownership of the outstanding common stock of P10 Intermediate. The third-party ownership interest represents a noncontrolling interest in P10 Intermediate, which we have a controlling interest in. There are common features among all three series of preferred shares, including:

•
The right to convert each share into a common share of P10 Intermediate (1:1 ratio).
•
The right to require P10 Intermediate to purchase all shares from the preferred shareholder after the 3rd anniversary of the Five Points acquisition close date unless the Company meets the acquisition threshold (as defined in P10 Intermediate’s Operating Agreement), at which point the right will be extended to the 5th anniversary. The shares are redeemable at fair market value.
•
P10 Intermediate has the right to exchange, immediately prior to a qualified public offer (as defined in P10 Intermediate’s Operating Agreement), each preferred share into an ordinary share of the new public entity at the then effective and applicable conversion price.
•
Each preferred share accrues dividends at the rate of 1% of the issue price per annum.
•
In the event of any liquidation, dissolution or winding up of P10 Intermediate, the preferred shareholders have legal rights after the debt holders, but before the notes payable to sellers and common equity holders.
•
Except for certain additional rights granted to the Series B preferred shareholder, each preferred shareholder has a number of votes equal to the number of shares they hold. The voting rights are identical to the common shareholders.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following is a summary of each individual series and any additional features they have:

Series A

P10 Intermediate issued to the Five Points sellers 6,700,000 shares of Series A redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $20.1 million. These shares were a part of the purchase consideration in the acquisition of Five Points described in Note 3.

Series B

P10 Intermediate issued to Keystone Capital XXX, LLC (“Keystone”) 10,000,000 shares of Series B redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $30.0 million. The shares were issued in exchange for cash. The cash received was used as part of the cash consideration in the acquisition of Five Points described in Note 3.

In addition to the rights listed above, the Series B preferred shares also feature a call option that gives the shareholder the ability to purchase up to an additional 5,000,000 Series B preferred shares at an exercise price of $3 per share; provided the option may only be used for funding the cash purchase price of an acquisition and any related fees. The option may only be exercised with respect to a definitive agreement related to an acquisition and the option expires on the second anniversary of the Five Points acquisition close date.

On October 2, 2020, in connection with the acquisition of TrueBridge, Keystone exercised its option purchasing 1,333,333 shares of Series B redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $4.0 million.

On December 14, 2020, in connection with the acquisition of Enhanced, Keystone exercised its option purchasing 3,333,334 shares of Series B redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $10.0 million.

The Series B preferred shareholder is also granted additional protective rights with respect to certain matters.

Series C

P10 Intermediate issued to the holders of the TAB Payments 3,337,470 shares of Series C redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $10.0 million. The shares were issued in a non-cash exchange for a portion of the TAB Payments held. The gross value of the TAB payments received was $16.8 million.

Additionally, P10 Intermediate issued to certain key members of Five Points management 333,333 shares of Series C redeemable convertible preferred shares at a price of $3.00 per share for an aggregate issuance price of $1.0 million. The shares were issued in exchange for cash.

Series D

P10 Intermediate issued to the TrueBridge sellers 28,590,910 shares of Series D redeemable convertible preferred shares at a price of $3.30 per share for an aggregate issuance price of $94.4 million. These shares were a part of the purchase consideration in the acquisition of TrueBridge described in Note 3.

Additionally, on December 14, 2020, P10 Intermediate issued to certain TrueBridge employees 285,714 shares of Series D redeemable convertible preferred shares at a price of $3.50 per share for an aggregate issuance price of $1.0 million. The shares were issued in exchange for cash.

The Series D preferred shareholders are also granted additional protective rights with respect to certain matters.

Series E

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

P10 Intermediate issued to the Enhanced sellers 7,686,925 shares of Series E redeemable convertible preferred shares at a price of $3.50 per share for an aggregate issuance price of $26.9 million. These shares were a part of the purchase consideration in the acquisition of Enhanced described in Note 3.

Additionally, P10 Intermediate issued to certain key members of Enhanced management 100,714 shares of Series E redeemable convertible preferred shares at a price of $3.50 per share for an aggregate issuance price of $0.4 million. The shares were issued in exchange for cash.

Since the preferred shares are redeemable at the option of the holder and the redemption is not solely in the control of the Company, the preferred shares are accounted for as a redeemable noncontrolling interest and classified within temporary equity in the Company’s Consolidated Balance Sheets. The redeemable noncontrolling interest was initially measured at the fair value of the consideration paid. Redemption was not deemed probable by the Company at September 30, 2021 and therefore no subsequent measurement or adjustment was deemed necessary. Dividends on the preferred shares are recognized as preferred dividends attributable to redeemable non-controlling interest in our Consolidated Statements of Operations.

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

Balance at December 31, 2020	$198,439
Issuance of subsidiary preferred stock	—
Distribution of preferred dividends attributable to redeemable non-controlling interest	(720)
Preferred dividends attributable to redeemable noncontrolling interest	1,483
Balance at September 30, 2021	$199,202

Cumulative dividends in arrears on the preferred stock were $1.5 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 22, 2021, the date on which these financial statements were available to be issued. There were no significant subsequent events other than the matters described below.

Reorganization

On October 20, 2021, in connection with the IPO, the Company completed a reorganization and restructure. P10 adopted and filed an amended and restated certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock. All of the existing equity of P10 Holdings, Inc. and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate, were converted into Class B common stock of P10 on a 1-for-1 basis, while P10 Holdings, Inc. became a wholly owned subsidiary of P10.

Conversion of Redeemable Noncontrolling Interest

On October 20, 2021, in connection with the IPO and the reorganization, the redeemable noncontrolling interest was converted into Class B common stock of P10. The conversion occurred immediately prior to the reorganization.

Initial Public Offering

On October 20, 2021, P10 announced the pricing of its initial public offering of 20,000,000 shares of its Class A common stock at a price to the public of $12.00 per share. Of the offered shares, 11,500,000 shares of Class A common stock were being sold by P10 and 8,500,000 shares of Class B common stock were being sold by certain stockholders of P10. Shares that were sold

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

by the stockholders were converted to Class A shares upon sale. Trading began on the New York Stock Exchange on October 21, 2021, under the ticker symbol “PX”. The offering closed on October 25, 2021. The proceeds to the Company from the IPO, before expenses, were approximately $138.0 million. Proceeds were primarily used to repay debt obligations of the Company.

P10 also underwent a reverse stock split of P10's common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. The number of shares have been retrospectively adjusted within these consolidated financial statements.

The Company has reviewed the state and federal income tax impacts of the IPO transaction and related restructuring. We have determined that these transactions do not result in a material change to our 2021 effective tax rate or our ability to fully utilize existing net operating losses that existed as of the date of the IPO.

As part of the reorganization, P10 assumed the employee benefit plan, incentive compensation plan, and other similar plans. Additionally, the shares authorized under the Plan were increased from 1,000,000 to 3,000,000.

Repayment of Debt Obligations

On October 28, 2021, the Company made a payment of $1.9 million for the 2017 Seller Notes, $0.9 million for the 2018 Seller Notes, and $9.6 million for the TAB payments.

On October 29, 2021, the Company made a payment for its Facility with HPS of $88.6 million, which included an optional repayment of $86.8 million, required prepayment of $1.2 million, and an interest payment of $0.6 million.

Option Exercise

On November 18, 2021, pursuant to the underwriting agreement, the underwriters elected to fully exercise their option to purchase an additional 3,000,000 shares of Class A common stock for $12.00 per share, less underwriting discounts and commissions. These shares are being sold by certain stockholders of P10 and P10 will not receive any proceeds from the sale of these shares of Class A common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q, and our audited financial statements, the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated October 20, 2021 , filed with the U.S. Securities and Exchange Commission ("SEC") on October 22, 2021. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q due to the effects of acquisitions which occurred during the year ended December 31, 2020, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. The below historical results also do not include any activities or positions of P10, Inc., or give effect to any of the reorganization activities which have occurred in connection with the Initial Public Offering discussed in the subsequent events.

Business Overview

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across highly attractive asset classes and geographies that generate superior risk-adjusted returns. Our success and growth have been driven by our position in the private markets’ ecosystem, providing investors with specialized private market solutions across a comprehensive set of investment strategies, including primary investment funds, secondary investment, direct investment and co-investments and advisory solutions. As investors entrust us with additional capital, our relationships with our fund managers are strengthened, which drives additional investment opportunities, sources more data, enables portfolio optimization and enhances returns, and in turn attracts new investors.

During the year ended December 31, 2020, we completed several acquisitions to expand the private market solutions available to our investors. On April 1, 2020, we completed our acquisition of Five Points to serve as our Private Credit solution (which also offers certain private equity solutions). Five Points’ results are included in our Consolidated Statements of Operations for the period from April 1, 2020 through December 31, 2020 and for the nine months ended September 30, 2021. On October 2, 2020, we completed our acquisition of TrueBridge Capital Partners, LLC (TrueBridge) to serve as our Venture Capital solution. TrueBridge’s results are included in our Consolidated Statements of Operations for the period from October 2, 2020 through December 31, 2020 and for the nine months ended September 30, 2021. On December 14, 2020, we completed our acquisition of 100% of the equity interest in ECG to serve as our Impact Investing solution. ECG’s results are included in our Consolidated Statements of Operations for the period from December 14, 2020 through December 31, 2020 and for the nine months ended September 30, 2021. These acquisitions were accounted for as business combinations, and these entities are reported as consolidated subsidiaries of P10. Additionally, on December 14, 2020, we completed our acquisition of approximately 49% of the voting interests and 50% of the economic interests in ECP, which is a related party of ECG. As we only acquired a non-controlling interest in ECP, it is reported as an equity method investment in accordance with ASC 323.

On September 30, 2021, we completed the acquisitions of Hark and Bonaccord to further expand on solutions available to our investors. The effect of these acquisitions is reflected in our Consolidated Balance Sheet at September 30, 2021. These acquisitions were accounted for as business combinations and are reported as consolidated subsidiaries of P10.

As of September 30, 2021, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit and real assets. The PES investment team, which is comprised of 40 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 165+ fund managers, 375+ private market funds and 1,800+ portfolio companies. We have 44 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 2,500 investment firms, 4,000 funds, 25,000 individual transactions, 30,000 private companies and 175,000 financial metrics. As of September 30, 2021, PES managed $9.3 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 18+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 540+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 11 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2021, VCS managed $4.2 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 81 investors. We currently have 31 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $3.0 billion into 600+ projects, supporting 380+ businesses across 36 states since 2000, including $550 million capital deployed in impact credit and 535 million KWh of renewable energy produced through 2019. As of September 30, 2021, IIS managed $1.7 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 25 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 180+ investors across 7 active investment vehicles and 64 portfolio companies with over $1.5+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 45+ active sponsor relationships and have 60+ platform investments. As of September 30, 2021, PCS managed $1.0 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $10.1 billion of our FPAUM as of September 30, 2021.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-

investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $5.0 billion of our FPAUM as of September 30, 2021.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.2 billion of our FPAUM as of September 30, 2021.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision makers (our Co-Chief Executive Officers) evaluate financial performance and make decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets which we operate, as well as changes in global economic conditions, including the effects of COVID-19 as described below, and regulatory or other governmental policies or actions can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments. With interest rates remaining historically low, we continue to see investors turning towards alternative investments to achieve higher yields.

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search for lower fee alternatives as relative returns in active public market strategies have compressed. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are 1) increasing long-term investor allocations towards private market asset classes, 2) legislation that allows retirement plans to add private equity vehicles as an investment option, and 3) the adoption of Environmental, Social, and Corporate Governance (“ESG”) and impact investing by the institutional and high net worth investor community.
•
Favorable lower and lower-middle market dynamics, and data driven sourcing. We attribute our strong investment performance track record to several factors, including: our broad private market relationships and access to fund managers and investments, our diligent and responsible investment process, our tenured investing experience and our premier data, technology, and analytic capabilities. Our ability to continue generating strong returns will be impacted by lower and lower-middle market dynamics and our ability to source deals efficiently and effectively using data analytics. As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. This favorable lower and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. In addition, our premier data and analytic capabilities, driven by our proprietary database, support our robust and disciplined sourcing criteria, which fuels our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio management and monitoring and enable a portfolio grading system, as well as repository of investment evaluation scorecards. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information on an on-going basis.
•
Expanding asset class solutions, broaden geographic reach and grow private markets network effect. Our ability to continue growing is impacted by our scalability and ability to maximize investor relationships. The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency. Our scalable business model is well positioned to expand and grow our footprint as we develop our position within the private markets ecosystem to further leverage our synergistic solutions offering. We currently have a leading presence in North America, but believe that expanding our investor presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions will enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi- asset class manager selection.
•
Increasing regulatory requirements and political uncertainty. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities. There is additional uncertainty around potential legal, regulatory, and tax changes, which may impact our profitability or impact our ability to operate and grow our business.
•
Our ability to raise capital in order to fund acquisitions and strategic growth initiatives. In addition to organic growth of our existing solutions and services, our growth will continue to depend, in part, on our ability to identify, evaluate and acquire high performing and high-quality asset management businesses in order to expand our team of asset managers and advisors, as well as expand the industries and end markets which we serve. These acquisitions may require us to raise additional capital through debt financing or the issuance of equity securities. Our ability to obtain debt with acceptable terms will be influenced by the corporate debt markets and prevailing interest rates, as well as our current credit worthiness. The funding available through the issuance of equity securities will be determined in part by the market price of our shares.
•
Increased competition to work with top private equity fund managers. There has been a trend amongst larger private markets investors to consolidate the number of general partners in which they invest and work with. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.
•
Data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to use these advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information on an on-going basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. The full extent of the operational and financial impact the COVID-19 pandemic may have on the Company has yet to be determined and is dependent on its duration and spread, the effectiveness of treatments and measures of prevention, and any related operational restrictions and the overall economy. Currently, we have activated our Business Continuity Plan, which assures the ability for all aspects of our business to continue operating without interruption. We are unable to accurately predict how COVID-19 will affect the results of our operations because the virus’s severity, the effectiveness, availability and public acceptance of vaccines, as well as the duration of the pandemic are uncertain. However, we do not expect a significant impact to our near-term results given the structure of our contracts. While it is premature to accurately predict its full impact, the pandemic may affect our ability to raise capital for future funds.

Key Financial & Operating Metrics

Revenues

We generate revenues primarily from management fees and advisory contracts, and to a lesser extent, other consulting arrangements and services. See Significant Accounting Policies in Note 2 of our consolidated financial statements for additional information regarding the way revenues are recognized.

We earn management and advisory fees based on a percentage of investors’ capital commitments to or, in selected cases, net invested capital in, or NAV, of our investment funds. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in selected cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees ("catch up fees") on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria.

Operating Expenses

Compensation and benefits are our largest expense and consists of salaries, bonuses, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. As such, while this does not impact the compensation we pay to our employees, it allows our investment professionals to receive additional benefit and provides economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors and investment professionals. The result is the substantial majority of our compensation and benefit expense is predictable.

Professional fees primarily consist of legal, advisory, accounting and tax fees which may include services related to our strategic development opportunities such as due diligence performed in connection with potential acquisitions. Our professional fees will fluctuate commensurate with our strategic objectives and potential acquisitions, and certain recurring accounting advisory, audit and tax expenses are expected to increase as our Company has become an SEC registrant and we must comply with additional regulatory requirements. However, much of this investment was made during the first half of 2021.

General, administrative and other includes occupancy, travel and entertainment, technology, insurance and other general costs associated with operating our business.

Other Income (Expense)

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, amortization of original issue discount and the write-off of deferred financing costs due to the repayment of previously outstanding debt. Interest expense also includes the effects of the imputed interest on certain non-interest-bearing notes payable.

Income Tax Expense/Benefit

Income tax expense/benefit is comprised of current and deferred tax expense/benefit. Current income tax expense/benefit represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$37,939	$15,222	$22,717	149%	$104,029	$41,821	$62,208	149%
Other revenue	206	159	47	30%	872	861	11	1%
Total revenues	38,145	15,381	22,764	148%	104,901	42,682	62,219	146%
OPERATING EXPENSES
Compensation and benefits	14,009	5,918	8,091	137%	38,119	15,818	22,301	141%
Professional fees	2,595	2,627	(32)	(1)%	7,856	5,177	2,679	52%
General, administrative and other	3,019	1,068	1,951	183%	8,310	3,160	5,150	163%
Amortization of intangibles	7,484	3,572	3,912	110%	22,452	9,606	12,846	134%
Total operating expenses	27,107	13,185	13,922	106%	76,737	33,761	42,976	127%

INCOME FROM OPERATIONS	11,038	2,196	8,842	403%	28,164	8,921	19,243	216%

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	(223)	(216)	(7)	3%	(657)	(771)	114	(15)%
Interest expense, net	(5,261)	(2,089)	(3,172)	152%	(15,761)	(6,498)	(9,263)	143%
Other income	283	(1)	284	(28,400)%	668	21	647	3,081%
Total other (expense)	(5,201)	(2,306)	(2,895)	126%	(15,750)	(7,248)	(8,502)	117%
Net income/(loss) before income taxes	5,837	(110)	5,947	(5,406)%	12,414	1,673	10,741	642%
Income tax (expense)/benefit	(1,759)	175	(1,934)	(1,105)%	(3,154)	1,513	(4,667)	(308)%
NET INCOME/(LOSS)	$4,078	$65	$4,013	6,174%	$9,260	$3,186	$6,074	191%

Revenues

Three Months Ended September 30, 2021 and September 30, 2020

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended September 30, 2021 and September 30, 2020. For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, revenues increased $22.8 million or 148% due to both higher management fees primarily from the impact of 2020 acquisitions, as well as an increase in other revenues.

Management fees increased $22.7 million, or 149%, to $37.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due primarily to the acquisitions of TrueBridge and ECG during the fourth quarter of 2020, which contributed management fee and advisory revenues of $18.2 million. The remaining increase of $4.5 million represents an increase in the Company’s management fees due to increases in FPAUM, primarily from capital raised and additional fund closings during the third quarter of 2021. Catch up fees during the third quarter of 2021 were $1.7 million associated with the fund closings at TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $47 thousand or 30% to $0.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 driven primarily by administrative fees.

Nine Months Ended September 30, 2021 and September 30, 2020

Total revenues increased $62.2 million, or 146%, to $104.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to higher management and advisory fees, largely attributable to our acquisitions, partially offset by a small decrease in other revenues.

Management fees increased by $62.2 million, or 149%, to $104.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due primarily to the acquisitions of Five Points, TrueBridge, and ECG during fiscal 2020, which contributed $54.8 million to management fee and advisory revenues, in total. Revenue also increased by $5.9 million due to an increase in primary fund closings and $1.4 million related to a private credit fund closing. Catch up fees during Q3 2021 were $2.9 million associated with the fund closings at TrueBridge and RCP.

Other revenues increased by $11 thousand, or 1% to $0.9 million, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily attributable to a increase in referral fees during the first half of 2021.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$14,009	$5,918	$8,091	137%	$38,119	$15,818	$22,301	141%
Professional fees	2,595	2,627	(32)	(1)%	7,856	5,177	2,679	52%
General, administrative andother	3,019	1,068	1,951	183%	8,310	3,160	5,150	163%
Amortization of intangibles	7,484	3,572	3,912	110%	22,452	9,606	12,846	134%
Total operating expenses	$27,107	$13,185	$13,922	106%	$76,737	$33,761	$42,976	127%

Operating Expenses

Three Months Ended September 30, 2021 and September 30, 2020

Total operating expenses increased by $13.9 million, or 106%, to $27.1 million, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily driven by increases in compensation and benefits, general and administrative expenses, and amortization of intangibles also attributable to the acquisitions completed in fiscal 2020 and the compensation and benefits attributable to the acquisitions of Hark and Bonaccord during the third quarter of 2021.

Compensation and benefits expense increased by $8.1 million, or 137%, to $14.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The primary drivers for the increase in compensation and benefits are the acquisitions of TrueBridge and ECG which resulted in a total of $4.3 million additional compensation expense as well as an increase in headcount and compensation related to building out the corporate function as the Company prepared for an initial public offering of $1.6 million. Additionally, there was an increase in compensation cost for acquisition related employee incentive bonuses of $1.6 million from the third quarter of 2020 to the third quarter of 2021. The remaining increase in compensation cost of $0.5 million is driven by increases in salaries at subsidiaries not associated with acquisitions.

Professional fees decreased by $32 thousand, to $2.6 million. ECG and TrueBridge contributed $0.4 million of additional professional fees for the three months ended September 30, 2021 that did not exist in the three months ended September 30, 2020 as they were acquired later in 2020. This was offset by reductions in professional fees related to the acquisition of ECG and TrueBridge in the three months ended September 30, 2020 that were not recurring in the three months ended September 30, 2021 of $0.3 million as well as non-recurring audit fees at Five Points of $0.2 million in 2020. General, administrative and other increased by $2.0 million, or 183% to $3.0 million due to the full quarter of expenses incurred at TrueBridge and ECG that were not yet acquired at September 30, 2020. This drove $1.7 million of the $2.0 million increase.

Amortization of intangibles increased by $3.9 million, or 110% to $7.5 million, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is due to the addition of $80.4 million of gross finite lived intangible assets in the acquisitions of TrueBridge and ECG.

Nine Months Ended September 30, 2021 and September 30, 2020

Total operating expenses increased by $43.0 million, or 127%, to $76.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increases in compensation and benefits as well as amortization of intangibles associated with the acquisitions of TrueBridge, Five Points, and ECG completed in fiscal 2020.

Compensation and benefits expense increased by $22.3 million, or 141%, to $38.1 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The primary driver for the increase in compensation and benefits were the acquisitions completed after the second quarter of 2020 which resulted in a total of $13.0 million of additional compensation expense including TrueBridge and ECG. Five Points, which was acquired in Q2 2020, contributed to a full six months of compensation expense which drove $2.3 million of the six months ended change. There was also an increase in headcount and compensation cost related to building out the corporate function as the Company prepared for an initial public offering of $4.5 million. A smaller driver of the increase was $1.6 million in compensation cost for acquisition related employee incentive bonuses. Additionally, there was an increase in compensation cost for employees not associated with TrueBridge, Five Points and ECG acquisitions of $0.8 million.

Professional fees increased by $2.7 million, or 52%, to $7.9 million and general, administrative and other increased by $5.2 million, or 163% to $8.3 million, due primarily to the acquisitions of TrueBridge, Five Points and ECG. The acquisitions resulted in an increase in professional fees of $1.7 million and an increase in general and administrative costs of $4.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Professional fees increased by an additional $1.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to additional legal, advisory and tax fees associated with the acquisition transactions of Hark and Bonaccord and the initial public offering. This was offset by a $0.6 million decrease in legal expenses related to borrowings for acquisitions related to ECG and TrueBridge.

Amortization of intangibles increased by $12.8 million, or 134%, to $22.5 million, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is due to the addition of $80.4 million of gross finite lived intangible assets in the acquisitions of TrueBridge, Five Points and ECG.

Other Income (Expense)

Three Months Ended September 30, 2021 and September 30, 2020

Other expenses increased $2.9 million, or 126%, to $5.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $3.2 million increase in interest expense related to the credit and guaranty facility as a result of the $159.4 million principal increases under the credit and guaranty facility to fund the acquisitions of TrueBridge and ECG.

Nine Months Ended September 30, 2021 and September 30, 2020

Other expenses increased by $8.5 million, or 117%, to $15.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to a $9.3 million increase in interest expense related to the credit and guaranty facility as a result of the $159.4 million principal increases under the credit and guaranty facility to fund the acquisitions of TrueBridge and ECG. This increase was offset by $0.6 million in other income driven by ECG’s pick up of income from unconsolidated subsidiaries in the first nine months of 2021.

Income Tax/Benefit Expense

Three Months Ended September 30, 2021 and September 30, 2020

Income tax expense increased by $1.9 million to $1.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the reduction of deferred tax assets during 2021.

Nine Months Ended September 30, 2021 and September 30, 2020

Income tax expense increased by $4.7 million to $3.2 million for the nine months ended September 30, 2021 compared to a benefit of $1.5 million for the nine months ended September 30, 2020. The increase was primarily due to the reduction of deferred tax assets during 2021.

FPAUM

The following table provides a period-to-period roll-forward of our fee earning AUM on a pro forma basis as if Five Points, True Bridge and ECG were acquired on January 1, 2020.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$15,082	$12,505	$13,351	$11,894
Add:
Acquisitions	—	—	—	—
Capital raised (1)	1,112	284	2,771	766
Capital deployed (2)	161	122	431	340
Net Asset Value Change (3)	1	(1)	8	(3)
Less:
Scheduled fee base stepdowns	(79)	(109)	(241)	(183)
Expiration of fee period	(18)	(19)	(61)	(33)
Balance, End of period	$16,259	$12,782	$16,259	$12,781

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee-earning AUM on an actual basis.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$14,172	$7,020	$12,706	$5,770
Add:
Acquisitions	952	0	952	1,020
Capital raised (1)	1,077	236	2,443	445
Capital deployed (2)	175	66	394	99
Net Asset Value Change (3)	1	(1)	8	(3)
Less:
Scheduled fee base stepdowns	(73)	(1)	(183)	(11)
Expiration of fee period	(45)	(0)	(61)	(0)
Balance, End of period	$16,259	$7,320	$16,259	$7,320

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of September 30, 2021

FPAUM increased $1.2 billion, or 7.8%, to $16.3 billion on a pro forma basis and $2.1 billion, or 14.7%, to $16.3 billion on an actual basis for the three months ended September 30, 2021. On a pro forma basis, this increase is due primarily to an increase in capital raised from our private equity and venture capital solutions. On an actual basis, $1.1 billion of the increase is due to the previously mentioned organic growth and $1.0 billion is due to the acquisitions of Hark and Bonaccord. FPAUM increased $2.9 billion, or 21.8%, to $16.3 billion on a pro forma basis and $3.6 billion or 28.0% to $16.3 billion on an actual basis for the nine months ended September 30, 2021, due primarily to an increase in capital raised from our private equity and venture capital solutions. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

Non-GAAP Financial Measures

Below is a description of our unaudited non-GAAP financial measures. These are not measures of financial performance under GAAP and should not be construed as a substitute for the most directly comparable GAAP measures, which are reconciled below. These measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these measures in isolation or as a substitute for GAAP measures. Other companies may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

We use Adjusted Net Income, or ANI, as well as Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. ANI reflects our actual cash flows generated by our core operations. ANI is calculated as Adjusted EBITDA, less actual cash paid for interest and federal and state income taxes.

In order to compute Adjusted EBITDA, we adjust our GAAP net income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation),
•
The cost of financing our business,
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory,
•
Registration-related expenses includes professional services associated with our prospectus process incurred during the period, and does not reflect expected regulatory, compliance, and other costs associated with which may be incurred subsequent to our Initial Public Offering, and
•
The effects of income taxes.

Adjusted Net Income reflects the cash payments made for interest, which differs significantly from total interest expense that includes non-cash interest on the non-interest-bearing Seller Notes related to our acquisitions of RCP 2 and RCP 3. Similarly, the cash income taxes paid during the periods is significantly lower than the net income tax benefit, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three		For the Nine Months
	Months Ended		Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$4,078	$65	$9,260	$3,186
Add back (subtract):
Depreciation & amortization	7,553	3,579	22,654	9,627
Interest expense, net	5,484	2,325	16,418	7,269
Income tax (benefit)/expense	1,759	(175)	3,154	(1,513)
Non-recurring expenses	2,422	2,800	3,833	3,412
Non-cash stock based compensation	461	187	1,452	522

Adjusted EBITDA	21,757	8,781	56,771	22,503
Less:
Cash interest expense, net	(4,555)	(1,529)	(13,712)	(6,172)
Cash income taxes, net of taxes related to acquisitions	(1,046)	(689)	(2,192)	(938)
Adjusted Net Income	$16,156	$6,563	$40,867	$15,393

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cash and cash equivalents	$21,656	$11,773	$9,883	84%
Goodwill and other intangibles	553,707	513,720	39,987	8%
Total assets	644,246	582,426	61,820	11%
Debt obligations	315,517	290,055	25,462	9%
Redeemable noncontrolling interest	199,202	198,439	763	0%
Stockholders’ equity	$69,070	$59,841	$9,229	15%

There was an increase in cash from $11.8 million as of December 31, 2020 to $21.7 million as of September 30, 2021 due to excess operating cash flows. There was an increase in goodwill and intangible assets of $22.4 million due to the acquisitions of Hark and Bonaccord offset by a $7.4 million reduction from December 31, 2020 to September 30, 2021 due to amortization of intangibles during the nine months ended September 30, 2021. Remaining total assets also increased in the same period by $5.4 million of restricted cash due to cash held by ECG in escrow for deals not yet closed and an increase in receivables due to ECG's Advisory Agreement with Enhanced PC. Additionally, amounts due to related parties increased by $2.3 million due to the related party note agreement balance between BCP and Bonaccord Partners Holdings as of September 30, 2021. The Company also paid down debt obligations of $12.3 million in the nine months ended September 30, 2021 which was offset by an increase in principal by $35.0 million related to the acquisitions of Hark Capital and Bonaccord Capital.

Historical Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds will be critical as we pursue additional business development opportunities and new acquisitions.

In order to fund the acquisitions of RCP 2, in October 2017, the Company issued non-interest bearing Secured Promissory Notes Payable (“2017 Seller Notes”) in the amount of $81.3 million to the sellers of RCP 2. On January 3, 2018, the Company issued non-interest bearing Secured Promissory Notes Payable (“2018 Seller Notes”) in the amount of $22.1 million to the sellers of RCP 3. Additionally, in connection with the acquisition, the Company issued non-interest-bearing tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3. The 2017 Seller Notes, the 2018 Seller Notes, and the TAB Payments are collectively referred to as “Notes payable to sellers.”

The Company’s indirect wholly owned subsidiary, P10 RCP Holdco, LLC (“HoldCo”), entered into a Credit and Guaranty Facility with HPS Investment Partners, LLC (HPS), an unrelated party, as administrative agent and collateral agent on October 7, 2017 (the Facility). The Facility provides for a $130.0 million senior secured credit facility in order to refinance the existing debt obligations of RCP Advisors and provide for the financing to repay the seller notes (the “Seller Notes”) due resulting from the acquisition of RCP Advisors. The Facility provides for a $125 million five-year term loan and a $5 million one-year line of credit. The line of credit was repaid and subsequently expired during 2018. This Facility was amended in the past year, on October 2, 2020 and December 14, 2020 to provide additional term loan borrowings as further described below.

During the year ended December 31, 2020, we raised $46.4 million of cash through the issuance of redeemable preferred equity interests through the issuance of shares in our subsidiary, P10 Intermediate. Additionally, we incurred $159.4 million under the Facility, which matures in October 2022. As of December 31, 2020, we had $261.7 million outstanding under the Facility. We utilized these funds and cash on hand, as well as the issuance of $141.4 million of P10 Intermediate shares to the sellers to fund the acquisitions of Five Points, TrueBridge, ECG and ECP. As of September 30, 2021, we had $286.8 million outstanding under the Facility. This increased from December 31, 2020 due to a $35.0 million draw to fund the acquisitions of Hark and Bonaccord and was offset by quarterly principal paydowns of $9.8 million.

Cash Flows

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table reflects our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$40,704	$16,292	$24,412	150%
Net cash used in investing activities	(47,379)	(46,779)	(600)	1%
Net cash provided by financing activities	21,969	27,948	(5,979)	(21)%

Increase (decrease) in cash and cash equivalents and restricted cash	$15,294	$(2,539)	$17,833	(702)%

Operating Activities

Cash from operating activities increased $24.4 million or 150%, to $40.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The components of this net increase primarily consisted of a $6.1 million increase in net income and the following changes in operating assets and liabilities:

•
An increase of $12.8 million in amortization of intangibles primarily due to the acquisitions of TrueBridge, Five Points and ECG;
•
An increase in expense for deferred taxes of $3.4 million primarily driven by reduction of deferred tax assets;
•
An increase in accounts receivable of $5.7 million, primarily attributable to ECG's advisory agreement with Enhanced PC;
•
A decrease of $3.5 million in accounts payable driven by Keystone's exercise of options settled in the fourth quarter of 2020;
•
An increase in other liabilities of $6.3 million related to the state tax deposits at ECG.

Investing activities

The cash used in investing activities increased by $0.6 million, or 1% to ($47.4) million, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase in the cash used was due almost entirely to the acquisitions of Hark Capital and Bonaccord Capital on September 30, 2021, which resulted in net cash payments of $46.9 million during the third quarter of 2021.

Financing Activities

We obtained a net $22.0 million of cash for the nine months ended September 30, 2021 for financing activities, as compared to cash provided by financing activities of $27.9 million for the nine months ended September 30, 2021 due primarily to the borrowing of $35.0 million related to the Hark Capital and Bonaccord Capital acquisitions in the third quarter of 2021. The cash obtained for financing activities for the first nine months of 2020 was primarily due to the proceeds from the issuance of redeemable noncontrolling interests. The was offset by $9.7 million of repayments of debt obligations for the nine months ended September 31, 2021.

Future Sources and Uses of Liquidity

We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our external financing activities which may include refinancing of existing indebtedness or the pay down of debt using proceeds of equity offerings.

We intend to use a portion of the proceeds raised in the Initial Public Offering completed on October 25, 2021 to pay down the debt obligations of the Company which existed as of September 30, 2021. We believe we will also continue to evaluate opportunities, based on market conditions, to access the capital markets and use proceeds from the issuance of equity securities or debt instruments, to continue funding acquisitions and expanding our operations.

Subsequent Events

On October 25, 2021, we completed our Initial Public Offering to the New York Stock Exchange. We issued 20,000,000 of our Class A common stock at a price to the public of $12.00 per share. We then used the proceeds from the offering mostly to pay down the term loan. On October 29, 2021, the Company paid down $86.8 million of our total principal outstanding on the term loan.

Off Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2021:

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Operating lease obligations (1)	$9,065	$576	$2,184	$2,180	$2,011	$854	$1,260
Debt obligations (2)	327,911	2,318	284,529	—	2,111	2,111	36,842
Total	$336,976	$2,894	$286,713	$2,180	$4,122	$2,965	$38,102

1)
We lease office space under agreements that expire periodically through 2027. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
2)
Debt obligations presented in the table reflect scheduled principal payments related to the various debt instruments of the Company. As described above, we used a portion of the proceeds from this Merger transaction to pay down a portion of the indebtedness of the Company under these facilities.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates, or judgements. See Note 2, “Significant Accounting Policies” for a summary of our significant accounting policies.

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with GAAP. Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. Certain entities in which the Company holds an interest are investment companies that follow specialized accounting rules under GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting treatment.

Principles of Consolidation

The Company performs the variable interest analysis for all entities in which it has a potential variable interest. If the Company has a variable interest in the entity and the entity is a variable interest entity (“VIE”), we will also analyze whether the Company is the primary beneficiary of this entity and if consolidation is required.

Generally, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties, or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. A VIE must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 6 for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entity, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10 Holding’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 6 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. Five Points and ECG are concluded to be consolidated subsidiaries of P10 Intermediate under the voting interest model.

Revenue Recognition of Management Fees and Management Fees Received in Advance

On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management fees. Accordingly, the Company did not record a cumulative adjustment upon adoption.

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.

While the determination of who is the customer in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for the Company’s significant management and advisory contracts.

Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflects the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenue on the Consolidated Balance Sheets.

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are rendered, since the customers simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled based on the terms of the arrangement. For certain funds, management fees are initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term. Additionally, the management fee may step down for certain funds depending on the contractual arrangement. Advisory services are generally based upon fixed amounts and billed quarterly. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements and referral fees. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Uncertain tax positions are recognized only when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

We file various federal and state and local tax returns based on federal and state local consolidation and stand- alone tax rules as applicable.

Stock-Based Compensation Expense

Stock-based compensation relates to option grants for shares of P10 awarded to our employees. Stock- based compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the OTC Market. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Forfeitures are recognized as they occur.

Business Acquisitions

In accordance with ASC 805, the Company identifies a business to have three key elements: inputs, processes, and outputs. While an integrated set of assets and activities that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set of assets and activities are not required if market participants can acquire the set of assets and activities and continue to produce outputs. In addition, the Company also performs a screen test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the set of assets and activities is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain intangible assets, notes payable, and tax amortization benefits.

The consideration for certain of our acquisitions may include liability classified contingent consideration, which is determined based on formulas stated in the applicable purchase agreements. The amount to be paid under these arrangements is based on certain financial performance measures subsequent to the acquisitions. The contingent consideration included in the purchase price is measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in general, administrative and other on our Consolidated Statements of Operations.

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired less the liabilities assumed. As of September 30, 2021, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Hark, and Bonaccord. As of September 30, 2021, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Hark, and Bonaccord.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived technology is amortized using the straight-line method over its estimated useful life of 4 years. Finite-lived management and advisory contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized in line with contractual revenue to be received, which range between 7 and 16 years. Certain of our trade names are considered to have finite-lives. Finite-lived trade names are amortized over 10 years in line with the pattern in which the economic benefits are expected to occur.

Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the difference is recorded as an impairment (not to exceed the carrying amount of goodwill).

The Company performed the annual goodwill impairment assessment as of September 30, 2021 and 2020 and concluded that goodwill was not impaired. The Company has not recognized any impairment charges in any of the periods presented.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, and counterparty risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.

Our predominant exposure to market risk is related to our role as general partner or investment manager for our specialized investment vehicles and the sensitivities to movements in the fair value of their investments and overall returns for our investors. Since our management fees are generally based on commitments or net invested capital, our management fee and advisory fee revenue is not significantly impacted by changes in investment values, but unfavorable changes in the value of the assets we manage could adversely impact our ability to attract and retain our investors.

Fair value of the financial assets and liabilities of our specialized investment vehicles may fluctuate in response to changes in the value of underlying assets, and interest rates.

Interest Rate Risk

As of September 30, 2021, we had $253.9 million in outstanding principal under our Credit and Guaranty Facility. The annual interest rate on the Term Loan is based on LIBOR, subject to a floor of 1.00%, plus 6.00%. On September 30, 2021, the interest rate on these borrowings was 7.00%. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.6 million increase in interest expense related to the loan over the next 12 months.

In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, our Facility has a term that extends beyond 2021. The Facility provides for a mechanism to amend the underlying agreements to reflect the establishment of an alternate rate of interest. However, we have not yet pursued any amendment or other contractual alternative to our Facility to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our prospectus dated October 20, 2021, filed with the SEC on October 22, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of P10, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
3.2	Amended and Restated Bylaws of P10, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).
4.1

Rights Agreement, dated as of October 20, 2021, by and among the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporate by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

10.1

Asset Purchase Agreement, made as of August 18, 2021, by and among Aberdeen Standard Investments, Inc., a Delaware corporation, Standard Life Portfolio Investments US Inc., a Delaware corporation, Aberdeen Capital Managements LLC, a Connecticut limited liability company, the sellers, Bonaccord Capital Partners, LLC, a Delaware limited liability company, the buyer, and, with respect to Section 15.15, P10 Holdings, Inc., a Delaware corporation, the buyer parent (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed on October 12, 2021.

10.2

Asset Purchase Agreement, made as of August 18, 2021, by and among Aberdeen Standard Investments Inc., a Delaware corporation, Aberdeen Capital Management LLC, a Connecticut limited liability company, the sellers, Hark Capital Advisors LLC, a Delaware limited liability company, the buyer, and, with respect to Section 15.16, P10 Holdings, Inc., a Delaware corporation, the buyer parent (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 filed on October 12, 2021

10.3

Controlled Company Agreement, dated as of October 20, 2021, by and among P10, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

10.4

Stockholders Agreement, dated as of October 20, 2021, by and among the Company and each of the other persons and entities party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

10.5

Form of Indemnification Agreement to be entered into between the Company and certain of its directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.6	P10, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P10, Inc.

Date: November 22, 2021	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer

Date: November 22, 2021	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer

Date: November 22, 2021	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer