Form 10-K
period 2021-12-31
P10, Inc.
filed 2022-03-21
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the Registrant on December 31, 2021, the last business day of the Registrant's most recently completed fiscal quarter was approximately $481.8 million, based on the closing price of $13.98 as reported by the NYSE Stock Market .

As of March 14, 2022, there were 35,417,015 shares of the registrant's Class A common stock and 81,775,732 shares of the Registrant's Class B common stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	New York, NY

This Annual Report on Form 10-K ("Form 10-K") includes certain information regarding the historical performance of our specialized investment vehicles, which include specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized investment vehicles. In considering the performance information relating to our specialized investment vehicles contained herein, prospective Class A common stockholders should bear in mind that the performance of our specialized investment vehicles is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized investment vehicles, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized investment vehicles will continue to achieve, or that future specialized investment vehicles will achieve comparable results.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10K are listed without the ©,® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

This Form 10-K may include trademarks, service marks or tradenames of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or tradename owners.

Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third- party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third- party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Our principal operating divisions are RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP3”, and collectively with RCP 2, “RCP Advisors”), TrueBridge Capital Partners LLC (“TrueBridge”), Five Points Capital, Inc. (“Five Points”), Enhanced Capital Group, LLC (“ECG” or “Enhanced”), Bonaccord Capital Partners, LLC ("Bonaccord") and Hark Capital Advisors, LLC ("Hark").

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we, ”“us,” “our,” the “Company,” “P10”and similar terms refer (i) for periods prior to giving effect to the reorganization transactions described under “Organizational Structure,” to P10 Holdings, Inc. and its subsidiaries and (ii) for periods beginning on the date of and after giving effect to such reorganization transactions, to P10, Inc. and its subsidiaries. As used in this Form 10-K, (i) the term “P10 Holdings” refers to P10 Holdings, Inc. for all periods and (ii) the term “P10, Inc.” refers solely to P10, Inc., a Delaware corporation, and not to any of its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, future events and financial performance, our operations, strategies and expectations. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained in this Form 10-K are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this or any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks, uncertainties and assumptions, including but not limited to global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

SUMMARY RISK FACTORS

Investing in our Class A common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

•
Our revenue in any given period is dependent on the number of fee-paying investors in such period.
•
Poor performance of our specialized investment vehicles can adversely affect our ability to raise capital for future specialized investment vehicles.
•
The success of our business depends on the identification and availability of suitable investment opportunities for our investors and competition for such access is intense.
•
Our failure to deal appropriately with conflicts of interest could damage our reputation; some of our obligations may conflict with interests of our stockholders.
•
Our ability to retain our senior leadership team and attract, retain and develop human capital in a highly competitive talent market is critical to our success.
•
We intend to expand our business and may enter into new lines of business or geographic markets. Acquisitions pose risks and place significant demands on our resources.
•
The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
•
Terms of our indebtedness may adversely affect our ability to operate our business.
•
Dependence on leverage by certain funds and portfolio companies subjects us to risks related to volatility and contractions in the debt financing markets which could adversely affect the ability of our specialized investment vehicles to achieve attractive rates of return on those investments.
•
Defaults by investors in our specialized funds could adversely affect that funds' operations.
•
Our failure to comply with investment guidelines set by our investors could result in damage awards against us or a reduction in Fee Paying Assets Under Management ("FPAUM").
•
Misconduct by our employees, advisors or third-party service providers could impair our ability to attract and retain investors and subject us to legal liability and reputational harm.
•
Valuation methodologies for certain assets in our specialized investment vehicles can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized.
•
Investors may be unwilling to commit new capital because of our decision to become a public company.
•
Our investment management activities may involve investments in relatively illiquid assets.

•
Our specialized investment vehicles may be undiversified investments and investments in companies that we do not control. These investments may rank junior to investments made by other investors.
•
We may not be able to maintain our desired fee structure.
•
Restrictions on our ability to collect and analyze data regarding our investors’ investments could adversely affect our business.
•
Operational risks, data security breaches, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information. We are also subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations.
•
We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory and any failure to maintain, protect, and enhance our brand would have an adverse impact.
•
We are subject to risks in using custodians, counterparties, administrators and other agents.
•
We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards or the IRS could challenge our use of the NOL.
•
The collectability of revenue under the Advisory Services Agreement is dependent on future cash flows of Enhanced PC.
•
The investment management and investment advisory business is intensely competitive and highly regulated.
•
Difficult market conditions, including rising interest rates, can adversely affect our business by reducing the market value of the assets we manage or causing our investors to reduce their investments in private markets.
•
Volatile market, political and economic conditions and impacts of the COVID-19 pandemic can adversely affect our business and investments made by our specialized investment vehicles and advisory accounts.
•
A change of control of our company, including the occurrence of a “Sunset,” could result in an assignment of our investment advisory agreements.
•
If we were deemed an “investment company” under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
•
The protective provision contained in our Amended and Restated Certificate of Incorporation and the anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
•
Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.
•
We are a “controlled company” within the meaning of the NYSE listing standards and an emerging growth company. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements and reduced reporting and disclosure requirements applicable to emerging growth companies.
•
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

PART I

Item 1. Business.

Our Company

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of investment solutions that address their diverse investment needs within private markets. We structure, manage and monitor portfolios of private market investments, which include specialized funds and customized separate accounts within primary investment funds, secondary investments, direct investments and co-investments, collectively (“specialized investment vehicles”) across highly attractive asset classes and geographies in the middle and lower middle markets that generate superior risk-adjusted returns. Our existing portfolio of private solutions include Private Equity, Venture Capital, Impact Investing and Private Credit. Our deep industry relationships, differentiated investment access and structure, proprietary data analytics, and our portfolio monitoring and reporting capabilities provide our investors the ability to navigate the increasingly complex and difficult to access private markets investments.

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements. We have an attractive business model that is underpinned by highly recurring, diversified management and advisory fee revenues, and strong free cash flow. The nature of our solutions and the integral role that our solutions play in our investors’ investment decisions have translated into high revenue visibility and investor retention. As of December 31, 2021, we had FPAUM of $17.3 billion.

We are differentiated by the scale, depth, diversity and investment performance of our solutions, which are bolstered by the investment expertise of our investment team, our long-standing access to leading fund managers, our robust and constantly expanding data capabilities and our disciplined investment process. We market our solutions under well-established brands within the specialized markets in which we operate. These include RCP Advisors and Bonaccord Capital, our Private Equity solutions; TrueBridge, our Venture Capital solution; Enhanced, our Impact Investing solution; and Five Points and Hark Capital, our Private Credit solutions (which Five Points also offers certain private equity solutions). We believe adding new asset class solutions will foster deeper manager relationships, enabling managers and portfolio companies alike to benefit from our offering and expect to expand within other asset classes and geographies through additional acquisitions and future planned organic growth by providing additional specialized investment vehicles within our existing investment asset class solutions. As of the date of this filing, we are pursuing additional acquisitions and are in discussions with certain target companies, however the Company does not currently have any agreements or commitments with respect to any acquisitions. Refer to “—Our Growth Strategy” for additional information.

Our success and growth have been driven by our long history of strong performance and our position in the private markets ecosystem. We believe our growing scale in the middle and lower-middle market provides us a competitive advantage with investors and fund managers. In addition, our senior investment professionals have developed strong and long-tenured relationships with leading middle and lower middle market private equity and venture capital firms, which we believe provides us with differentiated access to the relationship-driven middle and lower-middle market private equity and venture capital sectors. As we expand our offerings, our investors entrust us with additional capital, which strengthens our relationships with our fund managers, drives additional investment opportunities, sources more data, enables portfolio optimization and enhances returns, and in turn attracts new investors. We believe this powerful feedback process will continue to strengthen our position within the private markets ecosystem. In addition, our multi-asset class solutions are highly synergistic, and coupled with our vast network of general partners and portfolio companies, drive cross-solution sourcing opportunities.

Our global investor base includes some of the world’s largest institutional investors, including pension funds, endowments, foundations, corporate pensions and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high net worth individuals. We have a significant presence within the middle and lower middle-market private markets industry in North America, where the majority of our capital is currently being deployed as we leverage our differentiated solutions to serve our global investors.

As of December 31, 2021, we had 180 employees, including 93 investment professionals across 10 offices located in 9 states. Over 100 of our employees have an equity interest in P10, collectively owning approximately 59% of the Company on a fully-diluted basis as of December 31, 2021.

We managed $17.3 billion in FPAUM from which we earn management and advisory fees as of December 31, 2021. In addition, our FPAUM has grown at a CAGR of 21.8% from December 31, 2018 to December 31, 2021, determined on a pro forma basis as if the acquisitions of Five Points, TrueBridge, Enhanced, Bonaccord and Hark were completed as of January 1, 2018.

1. FPAUM pro forma for acquisitions of Five Points (closed April 1, 2020), TrueBridge (closed October 2, 2020), Enhanced (closed December 14, 2020), Hark and Bonaccord (closed September 30, 2021) for 2018, 2019 and 2020.

Our Solutions

We operate and invest across private markets through a number of specialized investment solutions. We offer the following solutions to our investors:

Private Equity Solutions (PES)

Under PES, we make direct and indirect investments in middle and lower-middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit and real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 200+ fund managers, 375+ private market funds and 1,900+ portfolio companies. We have 44 active investment vehicles including primary investment funds, direct and co-investment funds and secondaries. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,000 funds, 42,000 individual transactions, 28,000 private companies and 250,000 financial metrics. As of December 31, 2021, PES managed $9.7 billion of FPAUM.

Venture Capital Solutions (VCS)

Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 20+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 540+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 12 active investment vehicles including primary investment funds and direct and co- investments. Our VCS solution is differentiated by our innovative strategic partnerships with our premier manager access and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2021, VCS managed $4.7 billion of FPAUM.

Impact Investing Solutions(IIS)

Under IIS, we make direct equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 82 investors. We currently have 34 active investment vehicles including direct and co-investments, which are diversified across impact asset classes, industries and geographies. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record as well as our robust network of project developers and financing parties, small brokers and owners developed over 20+ years focusing on relatively less penetrated corners of the private investing market. We have collectively raised over $4.8 billion into 700+ projects, supporting 390+ businesses across 38 states, Washington DC and Puerto Rico since 2000. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets will generate 16 billion KWh of renewable energy over the lifetime of the portfolio. As of December 31, 2021, IIS managed $1.7 billion of FPAUM.

Private Credit Solutions(PCS)

Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. The PCS investment team, which is comprised of 25 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 240+ investors across 5 active investment vehicles including direct and co-investments and 185+ portfolio companies with over $1.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 45+ active sponsor relationships and have 60+ platform investments. As of December 31, 2021, PCS managed $1.2 billion of FPAUM.

Our Vehicles

We have a flexible business model whereby our investors engage us across multiple specialized private market solutions through different specialized investment vehicles. Our vehicles have traditional, stable fee structures that generate performance fees, which are not accrued to P10 due to our structure. P10’s revenue associated with the funds are from the management fees while employees of P10 receive the performance fees directly from the vehicles. Our average annual fee rates remain stable at approximately 1%. We offer the following vehicles for our investors:

Primary Investment Funds

Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors, as well as our customized separate accounts, which typically include one investor. P10’s primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors’ committed, locked-in capital. Capital commitments typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across our private equity and venture capital solutions. Our primary funds comprise approximately $10.7 billion of our FPAUM as of December 31, 2021.

Direct and Co-Investment Funds

Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-investment funds include both commingled investment vehicles with multiple investors as well as our customized separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments which typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Our direct investing platform comprises approximately $5.3 billion of our FPAUM as of December 31, 2021.

Secondaries

Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Our secondary funds comprise approximately $1.3 billion of our FPAUM as of December 31, 2021.

Our Investors

We believe our comprehensive value proposition across our private market solutions, vehicles offering, data analytics, portfolio monitoring and reporting has enabled us to build strong relationships with our existing investors and to attract new high-quality investors. We leverage our differentiated approach to serve a broad set of investors across multiple geographies. As of December 31, 2021, we have a global investor base of over 2,400+ investors, across 48 states, 40 countries and 6 continents – including some of the world’s largest pension funds, endowments, foundations, corporate pensions and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high net worth individuals.

The following chart illustrates the diversification of our investor base as of December 31, 2021:

Our Distribution and Marketing

We continuously seek to strengthen and expand our relationships with our current and prospective investors. We have a dedicated team of approximately 27 professionals focused on business development and investor relations. Our business development and investor relations teams maintain an active and transparent dialogue with an expansive list of existing and prospective investors and while we have a significant presence in North America, we have cultivated relationships with a number of international investors.

Our business development and investor relations professionals frequent dialogue with existing and prospective investors, enable us to monitor investor preferences and tailor future product offerings to meet investor demand. Prospective investors that wish to learn more about us often visit our offices to conduct in-depth due diligence of our firm. Our business development and investor relations professionals lead this process, coordinate meetings, and continue to be the prospective investor’s principal point of contact throughout their decision-making process. Our business development and investor relations professionals are also responsible for being the principal points of contact for our existing investors, and for our customized separate accounts, we work with each investor to design and implement a specific strategic plan in accordance with the investment guidelines agreed to by us and the investor.

In addition to our direct relationship management efforts, we also work with various consultants that investors rely on for private markets investing advice. As of December 31, 2021, we have over 100 consultant relationships.

Our Investment Performance

We believe our investment performance acts as a key retention mechanism for our existing investors and a primary attribute for prospective investors. We attribute our strong investment performance to several factors, including: our broad private market relationships and access, our diligent and responsible investment process, our tenured investing experience and our premier data capabilities. In concert, these factors enable us to purse attractive, risk-adjusted investment opportunities to meet our investors’ investment objectives.

The following table displays our Fund size as of December 31, 2021 and investment performance, which is presented from the inception date of each fund through September 30, 2021:

For the purposes of the tables above:

•
“Fund Size” refers to the total amount of capital committed by investors to each fund disclosed;
•
“Called Capital” refers to the amount of capital provided from investors, expressed as a percent of the total fund size;

•
“Net IRR” refers to Internal rate of return net of fees, carried interest and expenses charged by both the underlying fund managers and each of our solutions; and
•
“Net ROIC” refers to return on invested capital net of fees and expenses charged by both the underlying fund managers and each of our solutions.

When considering the data presented above, you should note that the historical results of our investments are not indicative of the future results you should expect from such investments, from any future funds we may raise or from your investment in our Class A common stock, in part because:

•
market conditions and investment opportunities may be significantly less favorable than in the past;
•
the performance of our funds is largely based on the NAV of the funds’ investments, including unrealized gains, which may never be realized;
•
our newly established funds typically generate lower investment returns during the period that they initially deploy their capital;
•
changes in the global tax and regulatory environment may impact both the investment preferences of our investors and the financing strategies employed by businesses in which particular funds invest, which may reduce the overall capital available for investment;
•
the availability of suitable investments, thereby reducing our investment returns in the future;
•
competition for investment opportunities, resulting from the increasing amount of capital invested in private markets alternatives, may increase the cost and reduce the availability of suitable investments, thereby reducing our investment returns in the future;
•
the industries and businesses in which particular funds invest will vary; and
•
IRRs for Impact Equity do not include IRRs for historic tax credit transactions as the credits trade at a discount to par. The IRRs reflected only represent Renewable Energy Tax Credit transactions and are the product of a very short hold period.

Net IRR reflects limited partner returns after allocation of management fees, general fund expenses, investment expenses, income earned on cash and cash equivalents, any carried interest to the general partner, and any other fees and expenses. Not all limited partners pay the same management fee or carried interest. Furthermore, limited partners’ IRRs may vary based on the dates of their admittance to the fund. There can be no assurance that unrealized investments will be realized at the valuations used to calculate the IRRs contained herein and additional fund expenses and investment related expenses to be incurred during the remainder of the fund’s term remain unknown and, therefore, are not factored into the calculations. Any anticipated carried interest reduces the net returns of unrealized investments. Calculations used herein which incorporate estimations of the net “unrealized value” of remaining investments represent valuation estimates made by the companies using the most recent valuation data provided by the general partners of the underlying funds. Such estimates are subject to numerous variables which change over time and therefore amounts actually realized in the future will vary (in some cases materially) from the estimated net “unrealized values” used in connection with calculations referenced herein.

Our History

P10’s mission is to be the premier private markets solutions provider focused on the middle and lower middle market. We provide global institutional investors differentiated access to a broad set of solutions and specialized investment vehicles across attractive asset classes and geographies generating competitive risk-adjusted returns. As of December 31, 2021, we have $17.3 billion in fee paying assets under management. We offer a comprehensive set of investment strategies to clients, including both commingled funds and customized separate accounts within our primary investment funds, secondary, direct investment, co-investment vehicles, and advisory solutions. Since October 2017, we have been focused on building best-in-class solutions aimed at growing our fee paying assets under management. Prior to October 2017, the Company took strategic actions designed to lay the foundation for what is now known as P10.

The Company's history began with founding P10 Holdings as a Texas corporation in 1992 and reincorporating in Delaware in 2000. On November 19, 2016, P10 Holdings completed the sale of substantially all of its assets and liabilities and operations and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses and our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses and other tax benefits. In March 2017, P10 Holdings filed for re-organization under Chapter11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. In connection with the filing, P10 Holdings entered into a Restructuring Support Agreement with 210/P10 Investment LLC, as well as a Restructuring Support Agreement with the 2016 purchaser of our assets. P10 Holdings emerged from bankruptcy on May 3, 2017. A key feature of the Restructuring Support agreement included 210/P10 Investment LLC providing capital and management for the company post-bankruptcy.

Our entry into the alternative asset management industry originated with the acquisitions of RCP Advisors (RCP 2 and RCP 3). RCP Advisors was founded in 2001 and is a leading sponsor of private equity, funds-of-funds, secondary funds and co-investment funds. On October 5, 2017, we closed on the acquisition of RCP 2 and entered into a purchase agreement to acquire RCP 3 on January 2018. On January 3, 2018, we closed on the acquisition of RCP 3. RCP 2 and RCP 3 are registered investment advisors with the United States Securities and Exchange Commission.

On April 1, 2020, we completed the acquisition of Five Points Capital, Inc., a leading lower middle market alternative investment manager focused on providing equity and debt capital to private, growth-oriented companies and limited partner capital to other private equity funds. Five Points is focused exclusively in the U.S. lower middle market. Five Points is a registered investment advisor with the United States Securities and Exchange Commission.

On October 2, 2020, we completed the acquisition of TrueBridge, an investment firm focused on investing in venture capital through fund-of-funds, co-investments, and separate accounts. TrueBridge is a registered investment advisor with the United States Securities and Exchange Commission.

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a non-controlling interest in Enhanced Capital Partners, LLC (“ECP”) (collectively, “Enhanced”). Enhanced undertakes and manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

On September 30, 2021, we completed the acquisitions of Hark Capital and Bonaccord Capital Partners. Hark provides loans to mid-life private equity, growth equity, venture and other funds. These loans are backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. Bonaccord acquires minority equity investments in a diversified portfolio of alternative markets asset managers with a focus on mid-sized managers across private equity, private credit and real assets.

During 2021, the Company began exploring the benefits of going public on a listed exchange and raising additional capital through an equity issuance. On October, 18, 2021, the Company announced an Initial Public Offering ("IPO") and corporate reorganization that would make P10 Holdings a wholly-owned subsidiary of P10, Inc. The IPO priced on October 20, 2021, and P10’s Class A common stock began trading on the NYSE on October 21, 2021 under the ticker “PX”. Investors purchased 23,000,000 Class A shares in conjunction with the IPO and the Company gained a top-tier set of institutional investors as described in more detail below.

As we reflect on 2021, we are exceptionally proud of our accomplishments. We believe we have assembled a premier group of solutions that offer superior risk adjusted returns to global clients. We benefit from strong operating leverage driven by the quality and stability of our revenue base, the strong alignment we have with our respective investment teams, and the leveragability of our platform and back-office operations across our multiple solutions, which together allow us to generate strong contribution margins and free cash flow.

ORGANIZATIONAL STRUCTURE

We completed an offering in connection with our initial public offering and concurrent listing on the New York Stock Exchange. On October 21, 2021, we issued 11,500,000 shares of our Class A common stock to the purchasers in the offering and selling stockholders sold 8,500,000 shares of our Class A common stock. Pursuant to our issuance of Class A common stock, we received net proceeds of approximately $129.4 million after deducting underwriting discounts and commissions but before expenses based on the initial public offering price of $12.00 per share. On November 19, 2021. we announced that the underwriters of the public offering fully exercised their option to acquire an additional 3,000,000 shares of Class A common stock at the public offering price of $12 per share, less underwriting discounts and commissions. These shares were sold by certain stockholders of P10 and P10 did not receive any proceeds from the sale.

The diagram below illustrates our structure and does not include all unconsolidated entities in which we hold non-controlling equity method investments.

New Investors in the IPO
Class A common stock
Existing Stockholders of P10 Holdings, Inc.
Class B common stock
Other Investors (including employees)
Class B common stock
P10, Inc.
P10 Holdings Inc.
P10 Holdings
Enhanced Capital Employee Stock Ownership Program
100%
Enhanced Capital Holdings Inc. ("ESOP S Corp")
P10 Intermediate Holdings LLC*
P10 Intermediate
100%
100%
100%
100%
100%
Trident ECP Holdings Inc.* ("ECP Blocker")
Trident ECG Holdings Inc.*
51% Voting
50% Economic
49% Voting
50% Economic
18%
82%
P10 RCP Holdco LLC*
Five Points Capital Inc.*
TrueBridge Capital, LLC*
Enhanced Capital Partners LLC ("ECP")**
Enhanced Capital Group LLC ("ECG")*
100%
100%
RCP 2 Advisors, LLC*
RCP 3 Advisors, LLC*
100% Voting
33% Economic
0% Voting
67% Economic
Enhanced Permanent Capital, LLC**
Other wholly-owned LLC Subsidiaries*
100%
100%
100%
Columbia Partners, LLC*
Bonaccord Capital Partners, LLC*
Hark Capital Partners, LLC*
* Consolidated for GAAP
** Not Consolidated for GAAP

Our Class B Common Stock

We have 82,727,827 outstanding shares of Class B common stock held of record by 3,154 stockholders as of December 31, 2021. Each share of our Class B common stock will entitle its holder to ten votes per share until a Sunset ("Sunset") becomes effective. A Sunset is triggered by any of the earlier of the following 1) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock) 2) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock and 3) upon the tenth anniversary of the effective date of our amended and restated certificate of incorporation. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders. See “—Voting Rights of Class A and Class B Common Stock.”

Because a Sunset may not take place for some time, it is expected that the Class B common stock will continue to entitle its holders to ten votes per share, and the Class B Holders will continue to exercise voting control over the Company, for the near future. The Class B Holders will initially have approximately 95% of the combined voting power of our common stock.

Upon any transfer, Class B common stock converts automatically on a one-for-one basis to shares of Class A common stock, except in the case of transfers to certain permitted transferees. In addition, holders of Class B common stock may elect to convert shares of Class B common stock on a one-for-one basis into Class A common stock at any time.

Our current stockholders believe that the contributions of the current ownership group and management team have been critical in P10 Holdings’ growth to date. We have a history of employee equity participation and believe that this practice has been instrumental in attracting and retaining a highly experienced team and will continue to be an important factor in maximizing long-term stockholder value. We believe that ensuring that our key decision-makers will continue to guide the direction of P10 results in a high degree of alignment with our stockholders, and that issuing to our continuing voting members the Class B common stock with ten votes per share will help maintain this continuity.

Our Class A Common Stock

The Class A common stock have one vote per share and share ratably with our Class B common stock in all distributions.

Stockholders Agreement and Registration Rights

P10, Inc. entered into a stockholders agreement (the “Stockholders Agreement”) with certain investors, including employees, pursuant to which the investors were granted piggyback and demand registration rights prior to the offering.

NYSE Controlled Company Agreement

P10, Inc. entered into a controlled company agreement(the “Controlled Company Agreement”), with principals of 210 Capital, L.L.C.(“210 Capital”) and certain of their affiliates (the “210 Group”), RCP Advisors and certain of their affiliates (the “RCP Group”) and TrueBridge and certain of their affiliates (the “TrueBridge Group”), granting each party certain board designation rights. So long as the 210 Group continues to collectively hold a combined voting power of (A) at least 10% of the shares of common stock outstanding immediately following the closing date of the IPO (the “Closing Date”), P10, Inc. shall include in its slate of nominees two (2) directors designated by the 210 Group and (B) less than 10% but at least 5% of the shares of common stock outstanding immediately following the Closing Date, one (1) director designated by the 210 Group. So long as the RCP Group and any of their permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the RCP Stockholders. So long as TrueBridge and any of its permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the TrueBridge Group.

The 210 Group, the RCP Group and TrueBridge Group have the right to designate two, one and one directors, respectively. In addition, the parties to our Controlled Company Agreement will agree to elect three directors who are not affiliated with any party to our Controlled Company Agreement and who satisfy the independence requirements applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. These board designation rights are subject to certain limitations and exceptions.

The Controlled Company Agreement provides that, without the prior written consent of P10, Inc., the 210 Group, the RCP Group and the TrueBridge Group will not, and will not publicly disclose an intention to, during the period commencing on the date of the Controlled Company Agreement and ending three years after the date thereof (the “Restricted Period”), (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock beneficially owned (as such term is used in Rule 13d-3 of the Exchange Act) by the 210 Group, RCP Group or the TrueBridge Group or any other Equity Securities (as defined therein) or (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Equity Securities, whether any such transaction described in clause (a) or (b) above is to be settled by delivery of shares of common stock or any such other securities, in cash or otherwise. One-third of the original holdings of Equity Securities of each of the 210 Group, RCP

Group and TrueBridge Group will be released from the Lock-Up Restrictions, on the first, second and third anniversary of the consummation of the public offering (the “Lock-Up Restrictions Release”).

Company Lock-Up Agreements

Certain stockholders, including Messrs. Alpert, Webb and Souder, are subject to Lock-Up Restrictions pursuant to a separate agreement with us (the “Company Lock-Up Agreement”), which Lock-Up Restrictions shall be released in accordance with the Lock-Up Restrictions Release. Collectively, approximately 58.7% of our common stock outstanding are subject to such Lock-Up Restrictions pursuant to the Controlled Company Agreement and the Company Lock-Up Agreements.

Voting Rights of Class A and Class B Common Stock

Except as provided in our amended and restated certificate of incorporation or by applicable law, holders of Class A common stock and Class B common stock vote together as a single class. Each share of our Class A common stock will entitle its holder to one vote per share. Each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders.

A “Sunset” is triggered by the earlier of the following: (a) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock); (b) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock; and (c) upon the tenth anniversary of the effective date of the amended and restated certificate of incorporation.

Our Class B common stockholders collectively hold approximately 95% of the combined voting power of our common stock.

Our Market Opportunity

We operate in the large and growing private markets industry, which we believe represents one of the most attractive segments within the broader asset management landscape. Specifically, we operate in the Private Equity, Venture Capital, Impact Investing and Private Credit markets, which we believe represent particularly attractive asset classes and puts us at the center of several favorable trends, including the following:

Accelerating Demand for Private Markets Solutions

We believe the composition of public markets is fundamentally shifting and will drive investment growth in private markets as fewer companies elect to become public corporations or return to being privately held. According to the 2018 PitchBook Report, the number of public companies in North America and Europe has declined by 3.8% on an annualized basis between 2008 and 2017, while the number of private equity-backed companies has increased by 4.2%.

Furthermore, investors continue to increase their exposure to passive strategies in search of lower fee alternatives as relative returns in active public market strategies have compressed. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns.

Attractive Historical Private Markets Growth

The private markets have exhibited robust growth. Since 2010, assets under management have grown by 2.7 times from $2.4 trillion in 2010 to $6.5 trillion in 2020, according to the 2020 McKinsey Report. From 2010 to 2020, the deal value in the lower middle markets has grown by 2.5 times, investments in venture capital have grown by 4.9 times and assets under management of PRI Signatories in impact growth has grown by 4.9 times, according to the 2021 PitchBook Middle Market Report, the 2021 PwC Report, and the Bain & Company Reports, respectively. In addition, capital targeted in private credit has grown by 2.5 times from January 2016 to July 2021, according to the 2021 Preqin Report. According to the 2021 PitchBook Private Fund Strategy Report, fundraising has continued to remain strong with nearly a trillion dollars of total capital raised in 2020. According to the 2020 McKinsey Report, global private markets are expected to continue their strong growth trajectory. According to a recent Preqin Ltd. forecast, global private markets assets under management are expected to grow at an approximate 10% CAGR through 2025. This growth is underpinned by investors search for yield in a lower-for-longer rate environment, in which investors increasingly view allocations to private markets as essential for obtaining diversified exposure to global growth.

Favorable Middle / Lower Middle Market Dynamics

As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. According to S&P Global Market Intelligence; S&P Capital IQ Estimates and PitchBook Data Inc., only $124 billion of capital is available to U.S. Private Equity Funds between $250 million and $1 billion, versus the $589 billion available to Private Equity funds over $1 billion. In contrast, there are only approximately 11,000 companies with revenues greater than $250 million, versus the more than 151,000 companies with revenues between $10 million and $250 million. We believe this favorable middle and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. P10 has robust and proprietary data collected over a twenty-year history that is difficult to replicate that allows investment teams to efficiently scope and dimension out middle and lower middle market private equity fund managers.

Increasing Private Markets Investor Allocations

We believe that alongside growth in the private markets in which we invest, long-term investor allocations are expected to significantly grow over the next several years, which will serve as a tailwind in growing our business. In a survey conducted by Preqin Ltd., 96% and 90% of long-term investors indicated that they were planning to maintain or increase their allocation to Private Equity and Private Credit, respectively. Additionally, according to the Global Impact Investing Network’s 2020 report 2020 Annual Impact Investor Survey, 64% of polled investors noted that they were expecting to increase their allocations to impact investing by more than 5%. In combination with the broader growth in private markets we believe the increase in long-term investor allocations towards private market asset classes will further drive demand of private market solutions across the investor universe.

Democratization of Private Markets

According to the 2017 PwC Report, the growing wealth of high-net-worth and mass affluent individuals, and the shift in retirement savings from defined benefit to defined contribution plans, have propelled significant growth in the asset management industry over the last decade. At the same time, both high-net-worth and mass affluent investors continue to remain significantly under-allocated to the private markets in comparison with institutional investors.

As defined contribution plans in the United States continue to grow and become increasingly familiar with private markets, we believe defined contribution plans will be a significant driver of growth in private markets in the future. In addition, on June 3, 2020, the United States Department of Labor issued an information letter confirming that investments in private equity vehicles may be appropriate for 401(k) and other defined contribution plans as a component of the investment alternatives made available under these plans. These plans hold trillions of dollars of assets, and the guidance in the letter may help significantly expand the market for private equity investments over time.

Importance of Asset Class Access

The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency.

Proliferation of Private Market Choices

According to research and data from the SEC and Principles for Responsible Investment (PRI), from 2013 to 2019, the number of managers across private markets has increased dramatically. From 2013 to 2019, the number of Private Equity firms, Venture Capital firms, Impact Investing firms and Private Credit firms have more than doubled. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisers to help investors navigate the complexity associated with multi-asset class manager selection.

Rise of ESG and Impact Investing in Private Markets

According to the Bain & Company Reports, the total assets under management of PRI signatories, the cohort of asset managers that have committed to upholding ESG principles, a barometer for the ESG industry, has increased roughly five-fold since 2010, from $21 trillion to $103 trillion. According to the 2020 McKinsey Report, an ESG approach to private markets has been one of the most talked about developments of the past several years. According to the 2020 McKinsey Report, as public awareness of and activism relating to ESG driven investing have increased, many prominent investors in Private Equity have followed suit, often requiring general partners to pass an ESG screen as part of their diligence processes – demanding transparency into ESG policies, procedures and performance of portfolio assets. In response and in conjunction with regulatory influence, we believe the adoption of ESG and the growth of impact investing will continue to proliferate in private markets.

Investor Demand for Data, Analytics and Technology

We believe many investors do not have an adequate technology and data infrastructure to respond to increasingly complex demands for private market investments. As a result, we believe investors will seek to partner with firms that not only have a proven track record, but also offer tech-enabled non-investment functions, including GP-level reports, enhanced portfolio monitoring, customized performance benchmarking and associated compliance, administrative and tax capabilities. According to the 2020 Ernst & Young Report, 32% of the private equity fund managers surveyed reported middle- and back-office process enhancement as one of their top three priorities to support growth in assets and to meet the needs of new investors. In the same report, 65% of investors surveyed believe investments in digital infrastructure would be beneficial or required to support investors’ needs.

Our Competitive Strengths

Specialized Multi-Asset Class Solutions and Comprehensive Vehicle Offering

We believe our specialized multi-asset class solutions offering, distinct market access and wide-ranging relationships continue to be key competitive differentiators for our investors. Our solutions across private equity, venture capital, impact investing and private credit, coupled with our vehicle offerings across primaries, secondaries, direct and co-investments, we believe, provide our investors with a comprehensive framework to successfully navigate and gain exposure to private markets. Our value proposition and solutions offering continue to position us well to compete and win new investor relationships and mandates.

Distinct Middle and Lower-Middle Market Expertise

We believe the private markets exhibit compelling investment opportunities with significant return potential. Our investment expertise in private markets, coupled with our scale, distinctly positions our business within the private markets ecosystem. Our investment talent across our different private market solutions is led by senior investment professionals with sustained track records of successful private markets investing. Our investment team consists of 93 investment professionals with deep industry expertise across middle and lower middle market private equity, venture capital, impact investing and private credit. Our leadership team has an average of over 21 years of experience and our investment professionals across the different solutions have a long track record of working together.

Differentiated Access to Middle and Lower Middle Market Private Equity and Venture Capital Firms

We believe our investors increasingly seek exposure to the middle and lower-middle markets private equity and venture capital firms but may not have the necessary tools to analyze, diligence and gain access to opportunities offered. Due to our scale and tenure within middle and lower-middle market private equity and venture capital, we have cultivated long-standing relationships with leading middle and lower-middle market private equity and venture capital general partners. We have established relationships with over 220 general partners, which provides us with differentiated access to investment opportunities within private markets, benefiting our investors.

Highly Diversified Investor Base with High Quality Institutions and Deep High-Net-Worth Channel

We believe we are a leading provider of private market solutions for a highly diverse global investor base. Our investors include some of the world’s largest and most prominent public pension funds, family offices, wealth managers, endowments, foundations, corporate pensions and financial institutions. We believe our multi-asset class solutions have allowed our investors to increase and expand allocations across our various solutions and vehicles, thereby deepening existing and new investor relationships. Our business is well-positioned to continue to service and grow our investor base with 27 professionals dedicated to investor relations and business development.

Premier Data Analytics with Proprietary Database

Our premier data and analytic capabilities, driven by our proprietary database, supports our robust and disciplined sourcing criteria, which fuels our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio management and monitoring and enable a portfolio grading system as well as repository of investment evaluation scorecards. In particular, our proprietary database offers our investors a highly transparent, versatile and informative platform through which they can track, monitor and diligence portfolios, and we believe the expansive data set within our proprietary database, harvested from our robust network of general partners, enables us to make more informed investment decisions and, in turn, drive strong investment performance. As of December 31, 2021, our database contains comprehensive information on more than 4,900 investment firms, 9,000 funds, 42,000 individual transactions, 28,000 private companies and 250,000 financial metrics.

Strong Investment Performance Track Record

We believe our investment performance track record is a key differentiator for our business relative to our competitors and acts as a key retention mechanism for our investors and selling tool for prospective investors. We attribute our strong investment performance track record to several factors, including: our broad private market relationships and access, our diligent and responsible investment process, our tenured investing experience and our premier data capabilities. In concert, these factors enable us to pursue attractive, risk-adjusted investment opportunities to meet our investors’ investment objectives.

Attractive, Recurring Fee-based Financial Profile

We believe our financial profile and revenue model have the following important attributes:

Highly Predictable Fee-based Revenue Model

Virtually all of our revenue is derived from management and advisory fees based on committed capital typically subject to multi-year commitment periods, usually between ten and fifteen years. As a result, we believe our revenue stream is contractual and highly predictable. The weighted average duration of remaining capital under management is 7.2 years as of December 31, 2021. In addition, P10 has additional committed, undeployed AUM that is not yet included in FPAUM of approximately $726.0 million as of December 31, 2021 that will continue to add to FPAUM as the capital is deployed.

Well Diversified Revenue and Investor Base

As of December 31, 2021, we had 98 revenue generating vehicles across our solutions with over 2,400 investors across public pensions, family offices, wealth managers, endowments, foundations, corporate pension and financial institutions, across 48 states, 40 countries and 6 continents. We therefore believe our business model is highly diversified across both revenue and investor bases.

Attractive Profitability Profile and Operating Margin

We believe our scaled business model, differentiated solutions across middle and lower-middle markets as well as an efficient back-office model has allowed us to achieve a highly competitive profitability profile and operating margin.

Exceptional Management and Investing Teams with Proven M&A Track Records

Our biggest asset is our people and we therefore focus on recruiting, nurturing and retaining top talent, all of whom are proven leaders in their respective field. Our management team has an average of 21 years of industry and investment experience, with a successful track record of sourcing and executing mergers and acquisitions and is supported by a deep bench of talent consisting of 93 investment professionals.

Ownership Structure Aligned with Investors

The alignment between our stockholders, investors and investment professionals is one of our core tenets and is, we believe, imperative for value creation. Our revenue is comprised almost entirely of recurring management and advisory fees is earned largely on committed capital, which is typically subject to ten to fifteen year lock up agreements. We believe this offers our investors an attractive, highly predictable revenue stream. Furthermore, we have structured carried interest to stay with investment professionals to maximize economic incentive for investment professionals to outperform on behalf of investors. Ultimately, we believe FPAUM follows investment performance and the more aligned our investment professionals are to the performance of investor capital, the better our company performance will be. Over 100 of our employees have an equity interest in us, collectively owning approximately 59% of the Company on a fully diluted basis as of December 31, 2021. In addition, our employees have committed separately to our investment vehicles as of December 31, 2021, as part of our General Partner commitment, which is typically 1% of total commitments of each fund.

Our Growth Strategy

We aim to utilize our differentiated positioning and our core principles and values to continue to grow and expand our business. Our growth strategy includes the following key elements:

Maximize Investor Relationships

Enhance Existing Investor Mandates

We believe our current investor base presents a large opportunity for growth as we continue to expand our broad set of solutions and vehicles. As existing and prospective investors reduce the number of managers with whom they work across asset classes, we believe there are significant opportunities to have investors invest with a consistent, single-source multi-asset class private market solutions provider, positioning us to be a platform of choice. As such, our comprehensive solutions, we believe, will lend itself well to compelling cross-selling opportunities with existing investors. Furthermore, as our investors continue to grow their asset bases and expand utilization of our solutions and vehicles, the number of touchpoints with our investors will broaden, deepening our investor relationships even further.

Capture New Investors and Allocations to Private Markets

We believe we are well positioned to capitalize on the growth in private markets and capture additional investors and market share through our differentiated middle and lower-middle market sourcing capabilities, our attractive multi-asset class solutions and vehicles, and our strong investment performance track record. Our long-standing, established relationships across our broad set of solutions provide us extensive access to fund managers and investment opportunities across these asset classes and we remain highly committed to leveraging our best practices from serving our existing investors to similarly situated prospective investors that may benefit from our experience and broad set of private market solutions.

Expand Distribution Channels

We believe we are well positioned in some of the most sought-after segments of the private markets and we believe our differentiated private market solutions will continue to attract both new institutional and private wealth investors. In particular, investible assets of high-net-worth individuals are expected to increase significantly and compared to institutional investors, high-net-worth individuals tend to have lower private market allocations. Our investment platform is designed to provide high-net-worth investors access to private markets and we currently serve over 1,700 high-net-worth investors, which we believe positions us well to continue to capture increasing demand from private wealth investors.

Expand Asset Class Solutions, Broaden Geographic Reach and Grow Private Markets Network Effect

Expand Asset Class Solutions

Our scalable business model is well positioned to expand our multi-asset class offering and we have the capacity and desire to explore adjacent asset classes, broaden our private market solutions capabilities and diversify our business mix. For example, our business development team actively explores the launch of new specialized investment vehicles across both our Venture Capital and Impact Investing solutions to meet increasing investor demand to access middle and lower-middle market venture capital as well as to gain exposure to impact investing trends in private markets. By doing so, we believe we will be able to grow our footprint, continue to develop our position within the private markets ecosystem and further leverage our synergistic solutions offering with additional manager relationships and sourcing opportunities.

Broaden Geographic Reach

We have a significant presence in North America – where a majority of our capital is currently being deployed. We believe expanding our presence in Europe and Asia can be a significant growth driver for our business as investors continue to seek a geographically diverse private market exposure. We believe our global investor base will facilitate such potential market penetration and our robust investment process, existing relationships and proven investment capabilities will continue to be core tenets of an international growth strategy.

Grow Private Markets Network Effect

Expanding into additional asset class solutions will enable us to further enhance our integrated network effect across private markets. We believe adding new asset class solutions will foster deeper manager relationships, enabling managers and portfolio companies alike to benefit from our offerings. As an example, our PCS solution is able to capitalize on the sourcing advantages presented by PES’s expansive network of GPs and portfolio companies. Similarly, a portfolio company held by a manager in our PES solution may benefit directly from our IIS solution.

Leverage Data Capabilities

Our proprietary database provides access to valuable data and analytical tools that are the foundation of our investing process. We believe our experience and insights will be increasingly impactful to the decision making processes of our investment team and our investors. Moreover, we believe our differentiated data capabilities allow us to further support the private markets activities of our investors, enhance our investors experience and drive new innovative solutions.

Selectively Pursue Strategic Acquisitions

We focus on growing organically but may complement our growth with selective strategic acquisition opportunities that expand our footprint, broaden our investor base, and further strengthen our solutions offering. Specifically, we target opportunities with a market leading differentiated platform, an established and committed investor base, strong margins with operating leverage, management and advisory fee-based revenue, strong investment performance and a proven management team. Our leadership team has a proven track record of identifying, acquiring and integrating companies to drive long-term value creation, and we will continue to maintain a highly disciplined approach to pursuing accretive acquisitions. In September 2021, Enhanced entered into a strategic relationship with Crossroads, parent company of CPF, to promote impact credit. See “Related Party Transactions—Strategic Relationship with Crossroads Systems, Inc.” On September 30, 2021, P10 Holdings closed on the purchases of Hark and Bonaccord from the global investment company and asset manager Aberdeen Capital Management LLC and certain related parties. The Bonaccord APA provided for the acquisition of certain assets related to the business of acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate and real assets strategies, for a purchase price of approximately $40 million. In addition, the Bonaccord APA provides for potential earn-out payments of up to $20 million, during the 72-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. The

Hark APA provided for the acquisition of certain assets related to the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor, for a purchase price of approximately $5 million. In addition, the Hark APA provides for potential earn-out payments of up to $5.4 million, during the 60-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. We believe these acquisitions further strengthened our position as a premier private markets solutions provider and added approximately $900 million in FPAUM. The aggregate purchase price was paid using existing cash on balance sheet plus an additional draw on our credit facility of $35 million, plus potential future cash earn-outs based upon operating performance. Consistent with this strategy, we continue to evaluate ongoing opportunities, some of which may be significant.

Our Investment Process

We maintain rigorous investment, monitoring and risk management processes across each of our specialized private market solutions, all unified by a common philosophy and a focus on comprehensive analysis of fund managers and/or portfolio companies.

We believe our investment performance is attributable to a number of factors, including most notably our seasoned, dedicated investment teams and our methodical approach to investing that help us consistently source and analyze opportunities effectively. Our investment professionals are responsible for sourcing, selecting, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting our investments. In addition, our investment professionals regularly develop new investor relationships and networks of industry insiders to proactively source new investments. Our ability to access top-tier, capacity constrained fund managers through a proactive and systematic sourcing process we believe is a significant differentiating factor for our investors.

Our investment committee members across our solutions have significant private markets experience and fully participate in the diligence process, which ensures consistent application of investment strategy, process, diversification and portfolio construction. In addition, the investment committees of our respective solutions review and evaluate investment opportunities through a comprehensive framework that includes both a qualitative and a quantitative assessment of the key risks of investments.

The details of our investment process are outlined below:

Opportunities Tracked

As of December 31, 2021, we track over 14,000+ potential investment opportunities across private markets, spanning primary investment funds, secondaries and direct and co-investments. Our attractive positioning within the private markets ecosystem, coupled with our synergistic network of general partners and extensive database has enabled us to cultivate a comprehensive funnel of what we believe are premier investment opportunities.

Initial Screen

Leveraging our extensive database, investment professionals submit investment opportunities for initial review, subject to delineated exceptions set forth in our funds’ investment committee charters or resolutions. To facilitate the initial review, the investment team summarizes the opportunity in a preliminary evaluation report and the opportunity is subsequently reviewed by senior members of the team for potential further consideration and investment.

Annual Due Diligence

For each potential investment opportunity, the responsible investment team gathers, analyzes and reviews available information on the underlying asset. The due diligence process is augmented further by our extensive database, which enables us to analyze and compare the investment opportunity to what we believe are precedent transactions. As part of the due diligence process, we also conduct operational due diligence and legal diligence, which evaluate the potential risks associated with the investment opportunity’s operational framework and legal standing. More specifically, our operational due diligence team focuses on legal, financial, IT and background checks, while our legal due diligence team focuses on review of legal documents, fund agreements and compliance.

Annual Investments Made

After our due diligence is completed, the responsible investment team works with the relevant Investment Committee to validate that each investment opportunity meets the investment objective of the portfolio at hand. The Investment Committee provides feedback on the general partner (and investment merits in the case of secondaries and direct and co-investments), risks and prospects of each investment opportunity. Provided that the opportunity meets the appropriate criteria, the investment committee issues an indicative approval to proceed with confirmatory due diligence. Upon successful confirmatory due diligence the Investment Committee will reconvene to review the investment for a final vote. Once final approval has been obtained, the investment team may proceed with commitments or funding.

Our investment process is highly selective and informed by our comprehensive diligence process. Of our primary and secondary deal flow we invest in less than 5% of firms tracked and of our direct and co-investment deal flow we invest in only approximately 1% of firms tracked.

Our Risk Management Process

Our risk management process includes risk identification, measurement, mitigation, monitoring and management/reporting, with particular risk assessments tailored by solution, vehicle and individual client. We apply our risk management framework across three distinct areas of our investment process: i) the general partner, ii) the investment fund, and iii) the portfolio company. We seek to mitigate risk through prudent portfolio diversification and through comprehensive due diligence on general partners, investment funds and portfolio companies.

General Partner

We perform extensive, upfront due diligence on general partners prior to making an investment and all our current period partners are subject to our ongoing risk management framework. Key components of our ongoing risk management of general partners include monitoring the firm’s historical and current strategy, historical track record and anticipated performance, current team composition and remuneration, decision-making process, ability to add value, deal flow and fund terms. Furthermore, our risk management processes include reviewing information related to the general partners target asset classes, sector/sub-sectors, investment specialties, key personnel, and primary geographical regions in which the general partner invests.

Investment Fund

Investment Funds are also subject to our due diligence and risk management framework. Key components of our ongoing risk management of investment funds include monitoring vintage year, fund size, currency, as well as measures of historical performance (including percent of commitments called, distributions to paid in capital, residual value to paid in capital, net total value multiple of invested capital, net internal rate of return, and the date performance results were last updated), historical investments and benchmarking.

Portfolio Company

Key components of our ongoing risk management of portfolio companies include monitoring cash flow details, financial and operating metrics, and other relevant performance measurements. Our investments in our portfolio companies include both debt and equity.

In addition to our distinct ongoing risk management processes we participate in board meetings, investment funds’ annual meetings, maintain membership on limited partnership boards and advisory boards and remain in frequent dialogue with portfolio companies in an effort to remain appraised of relevant developments in the investment funds. We are also recipients of monthly and quarterly performance reporting packages, annual audited financial statements, along with K-1 tax reporting packages and evaluations of the state of the market generally.

Our ongoing monitoring efforts culminate in annual summaries featuring extensive qualitative and quantitative information of each portfolio company. The annual summaries help us benchmark each general partner to ensure each portfolio we invest in to ensure each portfolio is performing as expected.

Our Responsible Investment Philosophy

Responsible investment, which encompasses environmental, social and governance (“ESG”) and impact investing considerations, is a core tenet of our operating and investment philosophies. We believe that full integration of an ESG framework into both our investment process and internal operations will improve long- term, risk-adjusted returns for our clients. Certain of our subsidiaries have developed a responsible investment policy, which we are in the process of implementing throughout the Company and with each of our Advisors. In addition, one of our subsidiaries is a signatory to the United Nations Principles for Responsible Investment (“UNPRI”), and we have appointed senior professionals to act as ESG champions. We aim to continually improve and evolve, and plan to review our policy annually, hold regular trainings and responsible investment education sessions for our investment teams, and look for ways to enhance our systems and processes.

Given our scale and position in the private markets ecosystem, we believe we are well positioned to help educate the broader investor and fund manager community on how best to integrate responsible investment considerations in their investment process and programs.

Our Fee-Paying AUM

Fee-Paying AUM (FPAUM)

FPAUM reflects the assets from which we currently earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Our FPAUM has grown from approximately $9.6 billion as of December 31, 2018 to approximately $17.3 billion as of December 31, 2021 determined on a pro forma basis.

1. FPAUM pro forma for acquisitions of Five Points (closed April 1, 2020), TrueBridge (closed October 2, 2020), Enhanced (closed December 14, 2020), Hark and Bonaccord (closed September 30, 2021) for 2018, 2019 and 2020.

Our Fees and Other Key Contractual Terms

Specialized Investment Vehicles

While the terms of each fund may vary, we have outlined the key terms of the customized separate accounts and commingled funds within our specialized investment vehicles below:

Commingled Investment Vehicles

Capital Commitments

Investors in our investment funds generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for 1 to 5 years, during what we call the commitment period. We typically have invested the capital committed to our funds, over a 3 to 5-year period.

Structure

Our investment funds are structured as limited partnerships organized by us accepting commitments or funds from our investors. Our investors become limited partners in our funds and a separate entity that we form and control acts as the general partner. Our capital commitment to the limited partnership is generally 1% of total capital commitments. Contingent upon the solution, each investment fund will have a designated “Manager,” which generally serves as the investment manager of the fund, responsible for all investment diligence, decision making and monitoring.

Fees

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

Duration and Termination

Our primary investment funds, secondaries funds and direct and co-investment funds are typically ten to fifteen years in duration, terminating either on a specific anniversary date, or after a determined number of years after the fund’s final close. Our funds are generally subject to extensions for up to 3 years at the discretion of the general partner and thereafter if consent of the requisite majority of investors, or in some cases, the fund’s advisory committee is obtained.

Separate Accounts

Capital Commitments

Investors in our separate accounts generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for 4 to 5 years, during what we call the commitment period. We typically have invested the capital committed to our investment funds, over a 5-year period.

Structure

Most of our separate accounts are contractual arrangements involving an investment management agreement between us and our investor. Within agreed-upon investment guidelines, we generally have full discretion to buy, sell or otherwise effect investment transactions involving the assets in the account, in the name and on behalf of our investor, although in some cases certain investors have the right to veto investments. The discretion to invest committed capital generally is subject to investment guidelines established by our investors or by us in conjunction with our investors. In some cases, at the investor’s request, we establish a separate investment vehicle, generally a limited partnership with our investor as the sole limited partner and a wholly owned subsidiary as the general partner. Our capital commitment to the limited partnership is typically 1% of total capital commitments. We manage the limited partnership under an investment management agreement between our investor and us.

Fees

We earn management and advisory fees based on a percentage of investors’ capital commitments to or, in selected cases, net invested capital in, or NAV of, our investment funds. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances or NAV as capital is returned to investors.

Duration and Termination

Separate account contracts typically can be terminated by our investors for specified reasons, but specific terms vary significantly from investor to investor and certain contracts may be terminated for any reason generally with minimal, typically 5 to 90 days’ notice.

Our Competition

We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our investment strategies, we primarily compete with other private markets solutions providers within North America that specialize in private equity, venture capital, impact investing and private credit. We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our investors and those in which we may invest in the future, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our investors in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries. Our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

In order to grow our business, we must maintain our existing investor base and attract new investors. Historically, we have competed principally on the basis of the factors listed below:

•
Access to private markets investment opportunities through our size, expertise, reputation and strong relationships with fund managers;
•
Brand recognition of the platforms through which we operate and reputation within the investing community;
•
Performance of investment strategies;
•
Quality of service and duration of investor relationships;
•
Data and analytics capabilities;
•
Ability to customize product offerings to investor specifications;
•
Ability to provide cost effective and comprehensive range of services and products; and
•
Investors’perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.

The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

Regulatory and Compliance Matters

Our business is subject to extensive regulation in the United States at both the federal and state level and, in certain circumstances, outside the United States. Under these laws and regulations, the SEC, relevant state securities authorities and other foreign regulatory agencies have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business if it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.

SEC Regulation

Certain subsidiaries of P10 are registered as an investment adviser with the SEC. As a registered investment adviser, each is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our investors and funds. Applicable requirements relate to, among other things, fiduciary duties to investors, engaging in transactions with investors, maintaining an effective compliance program, political contributions, personal trading, incentive fees, allocation of investments, conflicts of interest, custody, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of any Adviser to comply with the requirements of the Investment Advisers Act or the SEC could have a material adverse effect on us.

Our separate accounts and funds are not registered under the Investment Company Act because we generally only form separate accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer “accredited investors” as defined in the Investment Company Act.

ERISA-Related Regulation

Some of our funds are treated as holding “plan assets” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of investments in those funds by benefit plan investors. By virtue of its role as investment manager of these funds, each Adviser is a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, each Adviser relies on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The failure of any Adviser or us to comply with these various requirements could have a material adverse effect on our business.

In addition, with respect to other investment funds in which benefit plan investors have invested, but which are not treated as holding “plan assets,” each Adviser relies on certain rules under ERISA in conducting investment management activities. These rules are sometimes highly complex and may in certain circumstances depend on compliance by third parties that we do not control. If for any reason these rules were to become inapplicable, each Adviser could become subject to regulatory action or third-party claims that could have a material adverse effect on our business.

Foreign Regulation

We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union ("EU"), the European Economic Area ("EEA") , the individual member states of each of the EU and EEA, Central and South America, Australia and other countries in the South Pacific, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the Alternative Investment Fund Managers Directive ("AIFMD") requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depositary and custodial requirements.

It is expected that additional laws and regulations will come into force in the UK, the EEA, the EU, and other countries in which we operate over the coming years. There have also been significant legislative developments affecting the private equity industry in Europe and there continues to be discussion regarding enhancing governmental scrutiny and/or increasing regulation of the private equity industry.

SBA Regulations

Several of our Advisers provide investment advisory and other services to funds which operate as Small Business Investment Companies ("SBICs") and are licensed by the Small Business Administration ("SBA"). SBICs supply small businesses with financing in both the equity and debt arenas. There are various requirements that apply to SBICs under SBA rules and regulations. These rules and regulations are sometimes highly complex. The SBA is authorized to institute proceedings and impose sanctions for violations of rules and regulations applicable to SIBCs, including forcing the liquidation of an SBIC. The failure of an Adviser to comply with the requirements of the SBA could have a material adverse effect on us.

Privacy and Cyber Security Regulation

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U. or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the U.S. Gramm-Leach-Bliley Act of 1999, the EU’s GDPR and the Australian Privacy Act. The GDPR has heightened our privacy compliance obligations, impacted our businesses’ collection, processing and retention of personal data and imposed strict standards for reporting data breaches. The GDPR also provides for significant penalties for non-compliance. In addition, California and several other states have recently enacted, or are actively considering, consumer privacy laws that impose compliance obligations with regard to the collection, use and disclosure of personal information. For more information, see “Risk Factors—Risks Related to Our Industry.”

Future Developments

The SEC and various self-regulatory organizations and state securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms.

As described above, certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by financial regulatory authorities or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Compliance

Each Adviser has a Chief Compliance Officer. Certain Advisers also maintain in-house legal staff as well as additional compliance staff. Each Adviser generally engages outside counsel to review, analyze and negotiate the terms of the documents relating to impact, primary, secondary and direct/co-investments. Because most of our separate account investors and certain of our advisory investors rely on us to negotiate terms, including terms about which certain investors are particularly sensitive or which are investor-specific, our compliance and legal teams work closely with both the investors and outside counsel. Our compliance and legal teams also work closely with our investment teams during negotiations. Typically, outside counsel negotiates directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct co-investments. Our compliance and legal teams review and makes recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our compliance and legal teams work with outside counsel as we deem necessary to prepare, review and negotiate all documents relating to the formation and operation of our funds.

Each Adviser’s compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the laws applicable to our business both U.S. and foreign. This includes our code of ethics and personal trading policies.

We have an outsourced Internal Audit group, which have disclosure controls and procedures and internal controls over financial reporting, which are documented and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Our Internal Audit group independently reports to an audit committee of our board of directors, operates with a global mandate and will be responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls, as well as the quality of performance in carrying out assigned responsibilities to achieve the organization’s stated goals and objectives.

Legal Proceedings

In the normal course of business, we may be subject to various legal, judicial and administrative proceedings. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.

Employees

As of December 31, 2021, we had 180 total employees, including over 93 investment professionals. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Facilities

We lease our corporate headquarters and principal offices, which are located at 4514 Cole Avenue, Suite 1600, Dallas, Texas 75205. We also lease additional office space in Illinois, California, North Carolina, New York, Louisiana, Connecticut, Maryland and Wyoming. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Human Capital

The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. As of December 31, 2021, we have 180 full-time equivalent employees, all located in the United States. Our employees are not represented by a collective bargaining group. We consider our employee relations to be strong.

Human Capital Objectives

Our business is built on strong, trusted and relationships with stakeholders: employees, limited partners, general partners, and our public stockholders. As such, attracting, recruiting, developing, and retaining diverse talent is vital to our success. The Company is focused on supporting our employees, and we consider talent management to be essential to the ongoing success of our business. Our Board of Directors and Committees provide oversight of our human capital management (HCM) strategy.

Sustainability

In 2021, the Company established an Environmental, Social & Governance (ESG) working group to further align our values and drive recurring sustainable growth. The Company’s executive leadership team and Board recognize that ESG is a strategic and operational imperative and established an internal team that is tasked with driving progress. In partnership with our employees, we are committed to protecting the natural environment and our communities through sustainable practices. We emphasize a culture of accountability and conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our employees.

Employee Attraction, Recruitment, Development and Retention

We are also committed to pay equity and regularly review our compensation model to ensure fair and inclusive pay practices across our business. We offer competitive benefits packages that reflect the needs of our workforce. In the U.S., we provide all full-time employees medical, dental, and vision benefits, life and disability coverage, parental leave, education reimbursement, and paid time off. We provide retirement benefits including a 401(k)-match program. In addition to base salary, our employees participate in incentive plans that support our organizational philosophy of pay and performance. Our executive compensation program is designed to align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives.

Health & Safety

We take the health and safety of our employees seriously. We expect each employee to follow our safety standards and protocols. With the ongoing impact of the global COVID-19 pandemic, some of the workforce continues to successfully work from home, and with minimal business disruption. However, most of our workforce has returned to the office. Despite various challenges associated with the pandemic, we maintained high levels of employee engagement and delivered record financial performance in 2021. We continue to utilize employee feedback and surveys to gather information to best serve our team members. Members of our human resource department annually review benefits to ensure we can meet the well-being of our employees and their families.

Diversity and Inclusion

Our commitment to Diversity and Inclusion (D&I) starts with our goal of developing a workforce that is diverse in background, knowledge, skill, and experience. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace diversity and inclusion, which we believe fosters leadership through new ideas and perspectives. In 2021, we continued the evolution of our D&I strategy and objectives and recognize it as an ongoing business imperative. As of December 31, 2021, approximately 34% of our total work force and 17% of our senior leaders were female, while approximately 17% of our total work force and none of our senior leaders were minorities.

AVAILABLE INFORMATION

Our website is located at www.p10alts.com, and the Investor Relations page of our website is located at https://ir.p10alts.com/. We are subject to the informational requirements of the Exchange Act and 29 file or furnish reports, proxy statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on the Investor Relations page of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the Investor Relations page of our website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of the Investor Relations page of our website. Investors and others can receive notifications of new information posted on the investor Relations page of our website in real time by subscribing to email alerts.

The contents of our websites are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Risks Related to Our Business

Our revenue in any given period is dependent on the number of fee-paying investors in such period. While most of our revenue is derived from management and advisory fees based on committed capital that is typically subject to multi-year lock up agreements, under certain limited circumstances, the committed capital can be withdrawn early, or we can be removed or terminated as the adviser or general partner to a particular client.

Our revenue is comprised virtually entirely of management and advisory fees from our registered investment adviser subsidiaries (each, an “Adviser”), with the vast majority of fees earned on committed capital that is typically subject to between 10 and 15 year lock up agreements, although in many cases, the contractual fees decline over the period, after the investment period of three to five years ends. Our investors engage us across multiple private market solutions through different vehicles, including primary investment funds, direct and co- investment funds and secondary funds. Primary investment funds and direct and co-investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one customer. Our revenue in any given period is dependent on the number of fee-paying investors in such period. For our specialized, commingled funds, our fees may terminate if we are removed for certain cause events such as a key person event or without cause by a super majority of investors. Our customized separate account and advisory account business operates in a highly competitive environment. While investors of our separate account and advisory account businesses may have multi-year contracts, certain of these contracts only provide for fees to the extent a client elects to make an investment. In addition, the separate accounts and advisory contracts may be terminated by the client for cause or without cause upon advance notice to us. In connection with these terminable contracts, we may lose investors as a result of the sale or merger of an investor, a change in an investor’s senior management, competition from other financial advisors and financial institutions and other causes. Moreover, certain of our contracts with state government-sponsored investors are secured through such government’s request for proposal process, and can be subject to renewal. If multiple investors were to exercise their termination rights or fail to renew their existing contracts or investors removed us from managing a fund and we were unable to secure new investors, our fees would decline. In the case of any such events, the management fees and advisory fees we earn in connection with managing such account would immediately cease, which could result in an adverse effect on our revenues. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) or as otherwise set forth in the governing documents of our funds), continuation of the investment management agreements of our funds and our separate account clients would be subject to investor or client consent. We cannot assure you that required consents will be obtained if a change of control occurs.

If the investments we make on behalf of our specialized investment vehicles perform poorly, our ability to raise capital for future specialized investment vehicles may be materially and adversely affected.

Our revenue from our investment management business is derived from fees earned for our management of our specialized investment vehicles and advisory accounts and with respect to certain of our specialized investment vehicles. We have no economic interest, ownership in or beneficiary interest in the performance of the funds (except for a 5% carried interest in RCP FF Small Buyout Co-Investment Fund, LP). RCP 2 and RCP 3 serve as the advisors of the affiliated private equity funds, funds-of-funds, secondary funds and co-investment funds and receive management and advisory fees for the services performed. In the event that our specialized investment vehicles or individual investments perform poorly, the fund manager’s revenues and earnings derived from incentive fees will decline, which may result in a decrease in our management and advisory fee revenue and make it more difficult for us to raise capital for new specialized funds or gain new customized separate account investors in the future.

The historical performance of our investments should not be considered as indicative of the future results of our investments or our operations.

In considering the performance information contained in this Form 10-K our stockholders should be aware that past performance of our specialized investment vehicles or the investments that we recommend to our investors is not necessarily indicative of future results or of the performance of our Class A common stock. An investment in our Class A common stock is not an investment in any of our specialized investment vehicles. In addition, the historical and potential future returns of specialized investment vehicles that we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of our specialized investment vehicles or the investments that we recommend to our investors will necessarily result in positive returns on our Class A common stock. However, poor performance of our specialized investment vehicles could cause a decline in our ability to raise additional funds, and could therefore have a negative effect on our performance and on returns on our Class A common stock. The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

•
market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•
the performance of our funds is generally calculated on the basis of net asset value of the funds’ investments, including unrealized gains, which may never be realized;
•
our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;
•
our newly established funds typically generate lower returns during the period that they initially deploy their capital;
•
changes in the global tax and regulatory environment may affect both the investment preferences of our investors and the financing strategies employed by businesses in which particular funds invest, which may reduce the overall capital available for investment and the availability of suitable investments, thereby reducing our investment returns in the future;
•
in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, which may cause an increase in cost and reduction in the availability of suitable investments, thereby reducing our investment returns in the future; and
•
the performance of particular funds also will be affected by risks of the industries and businesses in which they invest.

The success of our business depends on the identification and availability of suitable investment opportunities for our investors.

Our success largely depends on the identification and availability of suitable investment opportunities for our investors, and in particular the success of funds in which our specialized investment vehicles and advisory accounts invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the private markets and fund managers with which we invest.

Past returns of our specialized investment vehicles and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets. There can be no assurance that our specialized investment vehicles, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions.

Further, there can be no assurance that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.

Competition for access to investment funds and other investments we make for our investors is intense.

We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our investment strategies, we primarily compete with other private markets solutions providers within North America that specialize in private equity, venture capital, impact investing, NAV loans, GP stakes, and private credit. We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our investors and those in which we may invest in the future, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our investors in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries. Our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially and adversely affect our business.

As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various of our advisory investors invest in specialized funds managed by our investment management business. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Certain of our subsidiaries are registered investment advisors and they owe their investors a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds and reluctance of our existing investors to continue to do business with us.

We have obligations to investors and may have obligations to other third parties that may conflict with interests of our stockholders.

Our subsidiaries that serve as the general partners of, or advisers to, our funds, or to our specialized investment vehicles have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized investment vehicles or funds (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized investment vehicles or funds, the structuring of investment transactions for those specialized investment vehicles or funds, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations.

Our ability to retain our senior leadership team and attract, retain and develop human capital in a highly competitive talent market is critical to our success.

Our success depends on our ability to retain our senior leadership team and to attract, retain, and develop additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior leadership team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our investors. Accordingly, the loss of any one of our senior leadership team could adversely affect certain investor relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly-skilled and highly-qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor funds. In addition, certain of our specialized funds have key person provisions that are triggered upon the loss of services of one or more specified employees and could, upon the occurrence of such event, provide the investors in these funds with certain rights such as rights providing for the termination or suspension of our funds’ investment periods and/or wind-down of our funds. Any change to our senior leadership team could materially and adversely affect our business, financial condition and results of operations.

We intend to expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties in our business.

Virtually all of our revenue is derived from management and advisory fees based on committed capital that is typically subject to multi-year lock up agreements, typically between 10 and 15 years. We continue to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets, including Europe and Asia. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of investors due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.

Entry into certain lines of business or geographic markets or introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.

Future transactions and recent acquisitions could pose risks.

We frequently evaluate strategic opportunities and tactical acquisitions. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations; (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) failure to retain and motivate key employees; and (10) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition and results of operations.

Unforeseen liabilities may also arise from recent and future acquisition activity. We have operations in numerous states, and continue to review potential acquisitions in states throughout the United States, each of which has its own regulatory and compliance requirements. Each of our current and future businesses is required to comply with all applicable federal, state and local laws, rules and regulations. From time to time states may conduct inquiries or investigations as to compliance with such requirements. Any such inquiry or investigation could be for periods prior to or subsequent to our acquisition. In the event (i) it was determined that an acquisition or subsidiary was found to have violated an applicable law, rule or regulation, or other requirement, (ii) such violation was determined to be material and (iii) to the extent that we were liable for claims for which indemnification under our acquisition agreement or other coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

Our organic growth with selective strategic acquisitions in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.

We have grown organically and further evolved by adding complementary solutions and integrating these solutions into our existing offerings to generate cross-selling opportunities across our existing investor base, as demonstrated by the recent acquisitions of Hark and Bonaccord. The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to continuously develop our infrastructure as a result of becoming a public company and in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost- effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Acquired businesses may not perform as expected, leading to an adverse effect on our earnings and revenue growth.

Acquisitions involve a number of risks, including the following, any of which could have an adverse effect on our business and our earnings and revenue growth: (i) incurring costs in excess of what we anticipated; (ii) potential loss of key wealth management professionals or other team members of the predecessor firm; (iii) inability to generate sufficient revenue to offset transaction costs; (iv) inability to retain investors following an acquisition; (v) incurring expenses associated with the amortization or impairment of intangible assets, particularly for goodwill and other intangible assets; and (vi) payment of more than fair market value for the assets of the acquired business.

While we intend that our completed acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of any of our acquired businesses to perform as expected after acquisition may have an adverse effect on our earnings and revenue growth. These risks are present for our recent acquisitions, including the Hark and Bonaccord acquisitions, as well as acquisitions we may enter into in the future.

The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

Before making or recommending investments for our investors, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third- party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment ultimately being successful. In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or co-investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our investors. Poor investment performance could lead investors to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.

Our indebtedness and our future indebtedness may expose us to substantial risks.

We expect to continue to utilize debt to finance our operations and potential future acquisitions, which will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations.

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.

The terms in our agreements and instruments governing our debt contain various provisions that limit our and our subsidiaries’ ability to, among other things:

•
create or incur any lien;
•
incur additional indebtedness;
•
make or pay any Restricted Junior Payment (as defined in the Facility);
•
create or permit any consensual encumbrance or restriction;
•
enter into any merger or consolidation, or liquidate, wind-up or dissolve itself, or dispose of all or any part of its business, assets or property of any kind;
•
make any acquisition or purchase any management fee tails;
•
sell, pledge or otherwise dispose of any capital stock of any of its subsidiaries;
•
enter into sale-leaseback transactions;
•
enter into certain transactions or business activities with affiliates, including any joint venture; and
•
make certain modifications to organizational or debt documents or certain material contracts, including any change to fiscal year.

The restrictions in the agreements and instruments governing our debt may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements or instruments if for any reason we are unable to comply with these agreements and instruments. The breach of any of these covenants and restrictions could result in a default under the agreements and instruments governing our debt which could result in an acceleration of our indebtedness.

Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized investment vehicles to achieve attractive rates of return on those investments.

Certain of the specialized funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage or may in the future rely on leverage. If our specialized funds or the companies in which our specialized investment vehicles invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility, for instance due to future or worsening impacts from the COVID-19 pandemic. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.

The absence of available sources of sufficient credit and/or debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our specialized funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business, results of operations and financial condition.

Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Leverage incurred by a portfolio company may cause the portfolio company to be vulnerable to increases in interest rates and may make it less able to cope with changes in business and economic conditions. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized investment vehicles and advisory accounts. If the investment returns achieved by our funds are reduced, it could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.

Defaults by investors in certain of our specialized funds could adversely affect that fund’s operations and performance.

Our business is exposed to the risk that investors that owe us money may not pay us. If investors in our specialized investment vehicles default on their obligations to us, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund.

If an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Failure to fund capital calls may occur more frequently in the event of an economic slowdown. In addition, changes to asset allocation policies may restrict or prohibit investors from investing in new or successor funds or funding existing commitments. A failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.

Our failure to comply with investment guidelines set by our investors could result in damage awards against us or a reduction in FPAUM, either of which would cause our earnings to decline and adversely affect our business.

When investors retain us to manage assets on their behalf, certain guidelines are agreed to regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in investors causing the termination of the investment management agreement with us, as these agreements generally are terminable without cause on generally 90 days’ notice. Investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our investors that we believe are economically desirable, which could similarly result in losses to an investor account or termination of the account and a corresponding reduction in FPAUM. Even if we comply with all applicable investment guidelines, an investor may be dissatisfied with its investment performance or our services or fees and may terminate their customized separate accounts or advisory accounts or be unwilling to commit new capital to our specialized investment vehicles or advisory accounts. Any of these events could cause a reduction to FPAUM and consequently cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.

Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our investors and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our investors. If our employees, advisors or third-party service providers were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee, advisor or third-party service provider misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

Valuation methodologies for certain assets in our specialized investment vehicles can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized investment vehicles.

There are no readily ascertainable market prices for a large number of the investments in our specialized investment vehicles, advisory accounts or the funds in which we invest. The value of the investments of our specialized investment vehicles is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized investment vehicles, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain investors or attract new investors.

Further, the SEC has highlighted valuation practices as one of its areas of focus in investment advisor examinations and has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Investors may be unwilling to commit new capital to our specialized investment vehicles or advisory accounts as a result of our decision to become a public company, which could materially and adversely affect our business, financial condition and results of operations.

Some of our investors may be concerned that as a public company we will shift our focus from the interests of our investors to those of our public stockholders. Some of our investors may believe that we will strive for near-term profit instead of superior risk-adjusted returns for our investors over time or grow our FPAUM for the purpose of generating additional management and advisory fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince investors that our decision to become a public company will not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our investors not to commit additional capital to our specialized investment vehicles or advisory accounts to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.

Our investment management activities may involve investments in relatively illiquid assets, and we and our investors may lose some or all the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.

The investments made by our specialized investment vehicles and recommended by our advisory services may include illiquid assets. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period. Accordingly, the private markets funds in which we and our investors invest capital may not be able to sell investments when they desire and therefore may not be able to realize the full value of such investments. Particularly in the case of securities, such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our investors’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our investors’ investments or the investment made by our funds. Poor investment performance could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.

In addition, our specialized funds directly or indirectly invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. If these portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all our investment and suffer reputational harm.

The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments.

In addition, during periods of difficult market conditions, or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our specialized investment vehicles invest, which consequently would materially and adversely affect investment returns for our specialized investment vehicles.

Our specialized investment vehicles may face risks relating to undiversified investments.

We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized investment vehicles. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given specialized investment vehicle if its investments are concentrated in that area, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a specialized investment vehicle could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.

Our specialized investment vehicles make investments in funds and companies that we do not control.

Investments by most of our specialized investment vehicles will include debt instruments and equity securities of companies that we do not control. Our specialized investment vehicles may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our specialized investment vehicles will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our specialized investment vehicles. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of investors could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Investments by our specialized investment vehicles or advisory accounts may in many cases rank junior to investments made by other investors.

In many cases, the companies in which our specialized investment vehicles invest have indebtedness or equity securities or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investors’ investments in our specialized investment vehicles or advisory accounts. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investors’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our specialized investment vehicles or advisory accounts hold an investment, holders of securities ranking senior to our investors’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our investors’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investors’ investments. To the extent that any assets remain, holders of claims that rank equally with our investors’ investments would be entitled to share on an equal and ratable basis in distributions that are made from those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our specialized investment vehicles or advisory accounts may be substantially less than that of those holding senior interests.

We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure for our funds as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide investors with investment returns and service that incentivize our investors to pay our desired fee rates. While in our acquisitions, we typically do not purchase the incentive fees, or carried interest, from the owners, but rather only acquire the management and advisory fees, which provide a stable source of extended-term revenue, we cannot assure that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.

Risk management applies to our investment management operations as well as to the investments we make for our specialized investment vehicles. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. In addition, some of our methods for managing the risks related to our investors’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including the fund manager’s right to receive incentive fees, which may result in a decrease in our management and advisory fee revenue.

Restrictions on our ability to collect and analyze data regarding our investors’ investments could adversely affect our business.

Our proprietary database supports our robust and disciplined sourcing criteria, which fuels our highly selective investment process. We rely on our database to provide a highly transparent, versatile and informative platform through which investors can track, monitor and diligence portfolios. We depend on the continuation of our relationships with the fund managers and sponsors of the underlying funds and investments to maintain current data on these investments and private markets activity. The termination of such relationships by a critical mass of such fund managers and sponsors or the imposition of widespread restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations.

Operational risks, data security breaches, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information, which may result in losses or limit our growth.

We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. In the ordinary course of business, we collect, store and transmit confidential information including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. A failure or interruption of our systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, service interruptions, system malfunction, computer viruses, acts of terrorism or war or otherwise, could result in a disruption of our business, liability to investors, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up systems in place, including back-up data storage, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

We are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems and the data such systems contain or transmit. An external information security breach, such as a “hacker attack,” a virus or worm, or an internal problem with information protection, including inadvertent or intentional actions by our employees such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as third-party service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Any such failure or breach could result in material financial loss, regulatory actions, breach of investor contracts, reputational harm or legal liability. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

As cyber threats continue to evolve, we may be required to expend additional resources to comply with new cyber-related regulations, continue to enhance our information security measures or investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us. In the event we incur a cyber breach and it is advisable to disclose, such disclosure could cause harm to our operations.

Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our investors or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could adversely affect our business, financial condition and results of operations.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our specialized funds. If the information technology systems of our third-party service providers become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our business, financial condition and results of operations.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a leading provider of private market solutions, we depend to a large extent on our relationships with our investors and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, if an investor is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. The importance of our reputation may increase as we seek to expand our investor base and into new private markets.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our investors and third parties, including our investors’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our investors that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, litigation or regulatory action against us may tarnish our reputation and harm our ability to attract and retain investors. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would have an adverse impact on our business.

Investor and institutional recognition of the P10 trademark and related brands and the association of these brands with our products and services are an integral part of our business. The occurrence of any events or rumors that cause investors and/or institutions to no longer associate these brands with our products and services may materially adversely affect the value of our brand names and demand for our products and services.

In addition, trademarks or trade names that we own now or in the future may be challenged, infringed, declared generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need to build name recognition with potential investors. Moreover, third parties may file for registration of trademarks similar or identical to our trademarks; if they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our products and services. Furthermore, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could materially and adversely affect our business, financial condition or results of operations.

International operations are subject to certain risks, which may affect our revenue.

We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. While we have a significant presence within the middle and lower middle-market private markets industry in North America, where the majority of our capital is currently being deployed, we intend to leverage our differentiated solutions to serve our global investors. Our international operations, presently in existence or which we may establish in the future, carry special financial and business risks, which could include the following:

•
greater difficulties in managing and staffing foreign operations;
•
fluctuations in foreign currency exchange rates that could adversely affect our results;

•
unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•
longer transaction cycles;
•
higher operating costs;
•
local labor, protections conditions and regulations;
•
adverse consequences or restrictions on the repatriation of earnings;
•
potentially adverse tax consequences, such as trapped foreign losses;
•
less stable political and economic environments;
•
terrorism, political hostilities, war, outbreak of disease and other civil disturbances or other catastrophic events that reduce business activity;
•
cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•
difficulty collecting fees and, if necessary, enforcing judgments.

As part of our day-to-day operations outside the United States, we would be required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We would also be required to communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.

We are subject to risks in using custodians, counterparties, administrators and other agents.

Many of our funds depend on the services of custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions and other administrative services. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our investors to reputational damage, penalties or losses. The terms of the contracts with these third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur. In addition, our risk-management models may not accurately anticipate the effects of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our business, financial condition and results of operation.

In the event of the insolvency of a custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a custodian or counterparty generally will not be segregated from the custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto.

We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards, including as a result of this offering and subsequent offerings, which may have the effect of devaluing significant deferred tax assets of the company.

As of December 31, 2021, we had $220 million of NOL carryforwards, a portion of which will expire each year if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including if we had one or more ownership changes under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of U.S. federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

Section 382 subjects us to limitations in the use of NOLs if we experience an “ownership change.” For the purposes of Section 382, an ownership occurs if the owner shift, as calculated under Section 382 is greater than 50%. We are uncertain if subsequent offerings will increase the owner shift to be greater than 50%.

If an owner shift as calculated under Section 382 greater than 50% occurs, we will be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we are profitable in future years. These consequences include, without limitation, limiting the amount of federal NOL that can be used to offset taxable income to the Section 382 annual limitation. Generally, the annual limitation equals the product of (i) the fair market value of all of our outstanding equity immediately prior to the ownership change, multiplied by (ii) the applicable federal long-term, tax-exempt rate.

In addition, if we have a net unrealized built-in gain (generally determined by comparing market capitalization plus total liabilities to the adjusted tax basis of assets) at the time of the ownership change, certain built-in gains recognized within five years after the ownership change (the “recognition period”) may increase the amount of the otherwise available annual limitation. Any such recognized built-in gains that are unused may be carried forward to later post-change years. Internal Revenue Service (“IRS”) Notice 2003-65 provides an approach which treats built-in gain assets of our Company as generating recognized built-in gain each year without regard to whether such assets are not disposed of at a gain during the recognition period. However, in September 2019 the IRS released proposed Section 382 regulations that would eliminate the beneficial provisions of IRS Notice 2003-65. If finalized as proposed, these regulations would limit the increase in the annual Section 382 limitation for recognized built-in gains to those gains that are actually realized through the disposition of built-in gain assets. These regulations have not been finalized but provide for an effective date of 30 days after the final regulations are published. For transactions that have been announced to the public or for which a binding commitment has been entered into when the final regulations are published, the provisions of IRS Notice 2003-65 should still be available.

The unused portion of the recognized built-in gain carries forward to later post-change years. We have not calculated any recognized built-in gain with respect to the potential ownership change but we expect to do so subsequent to such ownership change and would expect to apply for such recognition.

The collectability of revenue under the Advisory Services Agreement is dependent on future cash flows of Enhanced PC. While we expect Enhanced PC’s cash flows to be sufficient such that it is probable that we will collect all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC, we cannot assure you that the cash flows will be sufficient and we may not collect all of the promised consideration.

Upon the closing of P10’s acquisition of ECG and non-controlling interest in Enhanced PC (as defined below), the Advisory Services Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the subsidiaries owned by Enhanced PC, which consists of the entities contributed by both ECG and ECP. In exchange for those services, ECG receives advisory fees from Enhanced PC based on a fixed fee schedule under which annual fees decline between $1.0 million and $4.0 million each year, totaling $76.0 million over 7 years. The services contemplated under the Advisory Services Agreement did not previously generate revenues when the Permanent Capital Subsidiaries (as defined below) were owned by ECG. We have assessed the collectability of these revenues in light of the observed losses associated with the Permanent Capital Subsidiaries which were contributed to Enhanced PC and will represent substantially all of the operations of Enhanced PC. We have evaluated the expected future cash flows of Enhanced PC, which are expected to be sufficient such that it is probable that we will collect all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC. However, there can be no assurance that Enhanced PC will achieve the expected future cash flows and would result in us not collecting all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC.

Rising interest rates could have a substantial adverse effect on our business.

Rising interest rates could have a dampening effect on overall economic activity, the financial condition of our investors and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our capital. Additionally, an increase in interest rates could make it difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Risks Related to Our Industry

The investment management and investment advisory business is intensely competitive.

The investment management and investment advisory business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to investors, brand recognition and business reputation. We compete with a variety of traditional and alternative asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Several factors serve to increase our competitive risks:

•
some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
•
there are relatively few barriers to entry impeding new asset management firms, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our various lines of business have resulted in increased competition;
•
some of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities that our funds seek to exploit;
•
some of our funds may not perform as well as competitors’ funds or other available investment products;
•
several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•
if, as we expect, allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers;
•
certain investors may prefer to invest with private partnerships rather than a public company;
•
other industry participants will from time to time seek to recruit our investment professionals and other employees away from us;
•
some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Code limit the deductibility of interest expense;
•
some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•
some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

•
some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors; and
•
some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do.

This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which would materially and adversely impact our business, financial condition and results of operations.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our customized separate account investors to reduce their investments in private markets.

The future global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, reduced availability of credit, changes in laws and regulation, terrorism or political uncertainty and severe public health events such as, for example, the recent global COVID-19 pandemic. In addition, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of our funds and advisory accounts. We may not be able to or may choose not to manage our exposure to these market conditions. Market deterioration could cause us, the specialized investment vehicles we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our investors invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely impact the returns of our co-investments in leveraged buyout transactions and therefore, adversely affect the results of operations and financial condition of our co-investment funds.

Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. These conditions may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our investors invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our investors’ portfolios. Such a decline could cause our revenue and net income to decline by causing some of our investors to reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, which would result in lower fees being paid to us.

A general economic downturn, prolonged periods of inflation, increased interest rates or a tightening of global credit markets may also reduce the commitments our investors are able to devote to alternative investments generally and make it more difficult for the funds in which we invest to obtain funding for additional investments at attractive rates, which would further reduce our profitability.

While our financial profile features a highly predicable, recurring revenue stream of virtually all management and advisory fees, earned primarily on committed capital from long-term, contractually locked up funds, our profitability may be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic severely disrupted the global financial markets and business climate and may adversely affect our business, financial condition and results of operations.

Beginning in March 2020, the global financial markets and business climate have been adversely affected by the global outbreak of COVID-19. The spread of the COVID-19 pandemic throughout the world led many countries to institute a variety of measures, including stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation, and other restrictions on businesses and their operations, to contain viral spread. These measures in turn caused reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and significant financial market volatility. While many of the initial restrictions have been relaxed or lifted to generate more economic activity, the risk of future COVID-19 outbreaks remains, and restrictions have been and may continue to be imposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, the availability of viable treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period, potentially further delaying global economic recovery. As a result, we are unable to predict the ultimate duration and adverse impact of COVID-19 on our business, financial condition and results of operations. COVID-19 has impacted, and may further impact, our business in various ways. Adverse effects on our business due to COVID-19 include, but are not limited to, the following:

•
Management fees; Advisory fees. A slowdown in fundraising activity could result in delayed or decreased management and advisory fees as compared to prior periods. Additionally, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor funds or funding existing commitments. If we experience a slowdown in the pace of capital deployment, it may result in delayed or decreased management and advisory fees for those funds and accounts that pay management and advisory fees based on invested capital.
•
Liquidity. Our liquidity and cash flows may be adversely affected by declines or delays in realized management fee revenues and advisory fee revenues. As of December 31, 2021, we had $40.9 million of cash and cash equivalents.
•
Investment opportunities. While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could negatively affect our revenue, particularly for funds that pay management fees and advisory fees based on invested capital.
•
Investors, general partners and fund managers. A significant portion of our business activity involves meeting with investors, general partners and fund managers to build and strengthen our relationships. Prior to the pandemic, much of this activity was done in person. Although we have shifted to telephone and video conferences to build and maintain our relationships, it is unclear whether this shift will have a negative impact on our ability to service our investors, connect with new investors, market our funds, source new investment opportunities and conduct due diligence on investments. We depend on investors fulfilling their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Our funds’ operations and performance can be directly impacted if our investors face liquidity challenges related to the COVID-19 pandemic or otherwise and are unable to fulfill their commitments.
•
Operations. The ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period. Remote working environments could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. In addition, third-party service providers on whom we may be reliant for certain aspects of our business, including fund administration activities and cloud-based services, could be affected by an inability to perform due to adverse impacts of COVID-19.
•
Employee well-being. We recognize that COVID-19 threatens our employees’ safety, well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. We may also be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their safety or well-being, particularly in the event they become sick after returning to the office.
•
Portfolio companies. Operational disruptions and increased volatility and disruption in the equity and credit markets caused by the COVID-19 pandemic can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of our funds and advisory accounts, exposing us to increased reputational risk, potential loss of investors and potential decline in future revenue.

We believe COVID-19’s future adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the availability of a treatment for COVID-19; the pandemic’s impact on global financial markets and business conditions; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our investors, third-party fund managers, counterparties, investee portfolio companies, vendors and other business partners that may indirectly adversely affect us. In addition, regulatory oversight and enforcement may become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.

Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.

Governmental authorities around the world in recent years have called for or implemented financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance and risk management oversight; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our funds or separate accounts, or on private markets funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our funds’ and separate accounts’ investment strategies or our business model. We may incur significant expense to comply with such reform measures. Additionally, legislation, including proposed legislation regarding executive compensation and taxation of carried interest, may adversely affect our ability to attract and retain key personnel.

Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Small Business Administration (“SBA”), the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Small Business Investment Act of 1958, the Internal Revenue Code of 1986, as amended, (the “Code”), the Commodity Exchange Act, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing investors or fail to gain new investors. We also may rely on third-party service providers for certain aspects of compliance. Any failure, interruption or deterioration of the services of such third-party service providers could materially adversely affect our ability to provide services to our clients, harm our reputation, business or results of operations or result in regulatory intervention.

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”). The SEC recently proposed rules that would overhaul the regulation of the private fund industry, to significantly increase disclosure requirements and impose substantive requirements and prohibitions on fund advisory contracts, and if these rules are adopted as proposed, will increase our investment advisors’ compliance monitoring and reporting obligations, resulting in increased costs of compliance, and may require certain changes to our practices. The SEC has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, marketing and advertising, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected because of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The exit of the United Kingdom from the EU may subject us to new and increased regulations if we can no longer rely on “passporting” privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

To the extent that one or more Advisers is a “fiduciary” under ERISA, with respect to benefit plan investors, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan investors and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business. In addition, a court could find that one of our co-investment funds has formed a partnership-in-fact conducting a trade or business and would therefore be jointly and severally liable for the portfolio company’s unfunded pension liabilities.

Certain subsidiaries of P10 are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering transactions with investors, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory investors, as well as general anti-fraud prohibitions. As a registered investment adviser, each Adviser has fiduciary duties to its investors. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations. Several of the Advisers provide investment advisory and other services to funds which operate as Small Business Investment Companies (“SBICs”) and are licensed by the SBA. SBICs supply small businesses with financing in both the equity and debt arenas. There are various requirements that apply to SBICs under SBA rules and regulations. These rules and regulations are sometimes highly complex. The SBA is authorized to institute proceedings and impose sanctions for violations of rules and regulations applicable to SBICs, including forcing the liquidation of an SBIC. The failure of an Adviser to comply with the requirements of the SBA could have a material adverse effect on us.

Our separate accounts and funds are not registered under the Investment Company Act because we generally only form separate accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer “accredited investors” as defined in the Investment Company Act.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could materially and adversely affect our business, financial condition and results of operations.

There are numerous U.S. federal and state laws and regulations relating to privacy and security of personal information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify investors, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify investors or other counterparties of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

At the federal level, the United States Congress is also considering various proposals for data privacy and security legislation. We are subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. Additionally, the Gramm-Leach-Bliley Act of 1999 (along with its implementing regulations) restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

Internationally, many jurisdictions have established their own data security and privacy legal frameworks with which we may need to comply, including, but not limited to, the EU. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR imposes strict rules on the transfer of personal data to countries outside the EU, including the United States. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. The standard contractual clauses issued by the European Commission for the transfer of personal data may be similarly invalidated by the Court of Justice of the EU. It remains to be seen whether these standard contractual clauses will remain available and whether additional means for lawful data transfers will become available. Fines for noncompliance with the GDPR are significant-the greater of €20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, as well as personal data related to criminal offences or convictions, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a four month period during which the United Kingdom was treated like a European Union member state in relation to transfers of personal data between a European Union member state and the United Kingdom. The initial four month period was extended by two further months and expired on July 1, 2021. On June 28, 2021, the European Commission made adequacy findings regarding the United Kingdom’s data protection regime, finding that the United Kingdom’s level of data protection was “essentially equivalent” to the level of protection within the European Union and allowing for the continued flow of personal data between the European Union member states and the United Kingdom. The adequacy findings do not cover personal data that is transferred “for United Kingdom immigration control purposes” and are subject to a four-year sunset provision, during which time the European Commission will monitor the situation in the United Kingdom and could repeal or change the adequacy decision. At the end of the four-year period, the adequacy decision may be renewed if the United Kingdom continues to ensure the “essentially equivalent” level of data protection as the European Union. If the adequacy decision is repealed or not renewed, the United Kingdom will become an inadequate third country under the GDPR, and transfers of personal data from the European Economic Area to the United Kingdom will require a transfer mechanism, such as the standard contractual clauses. Notwithstanding the implications for United Kingdom’s adequacy status following its separation from the European Union, there is a possibility for divergence in application, interpretation, and enforcement of the data protection laws as between the

United Kingdom and the European Union. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance.

In addition to the foregoing, a breach of privacy laws or data security laws, particularly those resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential investor or employee information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we are accountable for any third-party service providers we engage to process personal data on our behalf. We attempt to mitigate the associated risks by performing security assessments and due diligence of our vendors and taking appropriate steps to require all such third-party providers with data access to sign agreements that accord with the requirements of the GDPR, and obligating such providers to only process data according to our instructions and to take sufficient security measures to protect such data. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage and transmission of such information.

It is possible that the data privacy laws to which we are subject may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure by us or our third-party processors to comply with data protection and privacy laws could result in significant government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which may materially and adversely affect our business, financial condition and results of operations.

Evolving laws and government regulations could adversely affect us.

Governmental regulation of the global financial markets and financial institutions is intense and is continually evolving. This includes regulation of investment funds, as well as their managers and activities, through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; limitations on compensation to fund managers; and books and records, reporting and disclosure requirements. The effects on us, our funds, or on private markets funds generally, of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on our funds’ investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.

Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment. The U.S. federal government has recently been pursuing deregulatory measures, including changes to the Volcker Rule, the U.S. Risk Retention Rules, capital and liquidity requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. Various proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues we receive from our credit and other funds whose strategies include the provision of credit to borrowers. On the other hand, it is also possible that the financial services industry may face an increasingly difficult political and regulatory environment. U.S. politicians have expressed support for policies that call for greater regulatory oversight of the financial services industry, including the private equity industry. If these proposals were to become policy such developments could potentially have a material adverse effect on our business and the business of the funds in which our funds and our other investors invest.

Governmental policy changes and regulatory or tax reform could also have a material effect on our funds. For example, regulatory or tax reform in jurisdictions where we may be conducting business and jurisdictions in which our investors in our funds are located may increase administrative costs, increase taxes borne by our funds or our investors, or otherwise adversely affect our funds or our ability to successfully fundraise on behalf of our funds. A prolonged environment of regulatory uncertainty may make the identification of attractive investment opportunities and the deployment of capital more challenging. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory and other changes that may have a material effect on the businesses in which we choose to invest. The failure to accurately predict the possible outcome of policy changes and regulatory reform could have a material adverse effect on the returns generated from our funds’ investments and our revenues.

In recent years, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.

The IRS could challenge the amount, timing and/or use of our NOL carryforwards, and new information could also impact the usability of our NOL carryforwards.

The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all our NOL carryforwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly traded and over-the-counter traded company’s knowledge as to the ownership of, and transactions in, its securities. Moreover, future offerings may result in an ownership change under Section 382, as discussed above, depending on the amount of stock we issue. Therefore, the calculation of the amount of our utilizable NOL carryforwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carryforwards.

The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes, including decreases in the tax rate. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impact our ability to use some or all of the tax benefits associated with our NOL carryforwards, even if these carryforwards are not otherwise subject to limitation, as described above, or in addition to such other limitations.

Changes in tax laws may adversely affect us, and the IRS or a court may disagree with tax positions taken by us, which may result in adverse effects on our financial condition or the value of our common stock.

The Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on several tax benefits, including deductions for business interest, use of net operating loss carryforwards, taxation of foreign income, and the foreign tax credit, among others.

The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a few important issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to several unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

Other future changes in tax laws or regulations, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities could adversely affect us. Such changes may include (but are not limited to) the tax rate applicable to operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our financial position and overall or effective tax rates in the future, reduce after-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a few complex factors including, but not limited to, projected levels of taxable income, tax audits conducted and settled by tax authorities, and adjustments to income taxes upon finalization of income tax returns.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to several laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a few aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.

Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.

While the majority of our capital deployment is in the United States, we provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union and the Cayman Islands, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”), under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject primarily to registration and reporting obligations.

It is expected that additional laws and regulations will come into force in the EEA, the EU and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to increasing scrutiny from institutional investors with respect to ESG costs of investments made by our funds, which may constrain investment opportunities for our funds and adversely affect our ability to raise capital from such investors.

In recent years, certain institutional investors have placed increasing importance on environmental, social and governance (“ESG”) implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, institutional investors may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by us. To the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues.

The effect of global climate change may impact the operations of our products’ investments.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our products and their investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our investments’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Volatile market, political and economic conditions can adversely affect investments made by our specialized investment vehicles and advisory accounts.

Since 2008, there has been continued volatility and disruption in the global financial markets. Volatility and disruption in the equity and credit markets could adversely affect the portfolio companies in which the private markets funds invest, which, in turn, would adversely affect the performance of our specialized investment vehicles and advisory accounts. For example, the lack of available credit or the increased cost of credit may materially and adversely affect the performance of funds that rely heavily on leverage such as leveraged buyout funds. Disruptions in the debt and equity markets may make it more difficult for funds to exit and realize value from their investments, because potential buyers of portfolio companies may not be able to finance acquisitions and the equity markets may become unfavorable for initial public offerings. In addition, the volatility will directly affect the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the valuation of the investments of our specialized investment vehicles and advisory accounts. Any or all of these factors may result in lower investment returns. Governmental authorities have undertaken, and may continue to undertake, a variety of initiatives designed to strengthen and stabilize the economy and the financial markets. However, there can be no assurance that these initiatives will be successful, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized investment vehicles or advisory accounts.

Investments in many industries have experienced significant volatility over the last several years. The ability to realize investments depends not only on our investments and the investments made by the private markets funds and portfolio companies in which we invest and their respective results and prospects, but also on political and economic conditions, which are out of our control. Continued volatility in political or economic conditions, including an outbreak or escalation of major hostilities, declarations of war, terrorist actions or other substantial national or international calamities or emergencies, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

A change of control of our company, including the occurrence of a “Sunset,” could result in an assignment of our investment advisory agreements.

Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other investor. An assignment may occur under the Investment Advisers Act if, among other things, an Adviser undergoes a change of control. After a “Sunset” becomes effective, the Class B common stock will convert into Class A common stock that is one vote per share instead of ten votes per share, and the Controlled Company Agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of an Adviser, and thus an assignment. If such a deemed assignment occurs, we cannot be certain that each Adviser will be able to obtain the necessary consents from its funds and other investors, which could cause us to lose the management fees and advisory fees we earn from such funds and other investors.

If we were deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of our subsidiaries, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•
it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing alternative asset management investment services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management investment firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either P10 or any subsidiary is or will be, an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, P10 does not have significant assets other than its equity interests in certain wholly owned subsidiaries and voting interests of certain general partner entities for our sponsored funds. The general partner entities hold no underlying assets other than being parties to the investment management agreements with our Advisors for their respective funds and serve to allocate carried interest to employees of the Advisors. We do not believe the equity interests of P10 in its wholly owned subsidiaries or the voting interests in the general partners of these subsidiaries are investment securities. As a result, we believe that less than 40% of P10’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprises assets that could be considered investment securities. Accordingly, we do not believe P10 is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe P10 is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that P10 will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause P10 to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the Advisors, the general partners, the funds, us or our senior leadership team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.

The protective provision contained in our Amended and Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards, may have unintended negative effects. We also have a shareholder rights plan to provide similar protection.

Pursuant to Code Sections 382 and 383, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Code, and the Treasury Regulations thereunder. In order to protect the Company’s significant NOLs, we included a provision to protect our NOLs in our amended and restated certificate of incorporation (the “Protective Provision”).

The Protective Provision is designed to assist the Company in protecting the long-term value of its accumulated NOLs by limiting certain transfers of the Company’s common stock. The Protective Provision’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock (with percentage ownership determined under applicable U.S. federal income tax rules). Any direct or indirect transfer attempted in violation of the Protective Provision will be void as of the date of the prohibited transfer as to the purported transferee.

The Protective Provision also requires any person attempting to become a holder of 4.99% or more of our common stock to seek the approval of our Board. We also have a shareholder rights plan that prohibits anyone becoming a holder of 4.99% or more of our common stock (as determined for tax purposes) without prior board of directors’ approval.

The Protective Provision and shareholder rights plan may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the Protective Provision may have the effect of restricting a shareholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers, other employees, or agents.

Our amended and restated certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

Our management has historically operated our business as a privately owned company.

Our management team has historically operated our business as a privately owned company. Compliance with public company requirements place significant additional demands on our management and requires us to enhance our public investor relations, legal, financial and tax reporting, internal audit, compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could adversely affect our business and profitability.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure controls and internal controls over financial reporting and implementation of public company corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition and results of operations could be materially and adversely affected.

As a result of disclosure of information as a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business, financial condition and results of operations could be materially and adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified colleagues, executive officers and members of our board of directors.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on desired terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or our board committees or to serve as executive officers.

We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

So long as no Sunset has occurred, the Class B stockholders who are party to the Controlled Company Agreement hold approximately 60% of the Company’s outstanding voting power and thereby control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Controlled Company Agreement, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors and (iii) we have a compensation committee that is composed entirely of independent directors.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act (“Section 404”) that we will eventually be required to meet as a public company.

Section 404 defines the requirements for attestation of internal controls over financial reporting. Section 404(a) requires management to provide an annual attestation of the adequacy of design and operating effectiveness of internal control over financial reporting. Section 404(b) adds the requirement to obtain an opinion over the design and effectiveness of controls from a company’s independent registered public accounting firm. Emerging growth companies are exempt from this requirement for a period of five years, or until it no longer qualifies as an emerging growth company, whichever occurs first. We maintain internal control procedures to satisfy the requirements of Section 404(a), which requires annual management assessments of the effectiveness of our internal control over financial reporting. At such time as we are to acquire an attestation, confidence in the reliability of our financial statements is likely to suffer if our independent registered public accounting firm reports a material weakness or significant deficiency in our internal control over financial reporting. This could materially and adversely affect us and lead to a decline in the price of our Class A common stock. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting, operational and administrative staff. We may need to hire additional personnel to design and apply controls to areas of significant complex transactions and technical accounting matters once we are a public company.

As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) until the later of either the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

Holders of our Class A common stock and Class B common stock will vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock will entitle its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. After a Sunset becomes effective, each share of our Class B common stock will convert into Class A common stock. As of December 31, 2021, the Class B Holders have approximately 59% of the combined voting power of our common stock. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A common stock could be adversely affected. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.

Our dual class structure may depress the trading price of our Class A common stock.

Our dual class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual or multiple class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in certain indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We are an emerging growth company, and reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We may pay cash dividends to our stockholders. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. Our ability to declare and pay dividends to our stockholders is subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, except that action by written consent will be allowed for as long as we are a controlled company;

•
specify that special meetings of our stockholders can be called only by our board of directors, chief executive officer(s), or the chairman of our board of directors;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock; and
•
reflect two classes of common stock, as discussed above.

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we will be a Delaware corporation and governed by the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that the Sunset Holders, their affiliates, groups that include the Sunset Holders and certain of their direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the New York Stock Exchange under the symbol "PX". There is no established public trading market for our Class B common stock.

Holders of Record

As of December 31, 2021, there were 1,441 stockholders of record of our Class A common stock and there were 3,154 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We do not currently pay dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our future debt agreements, and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on October 21, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2021, relative to the performance of the S&P 500 Index and Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on October 21, 2021, and dividends reinvested in the security or index.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this annual report on Form 10-K due to the effects of acquisitions which occurred during the year ended December 31, 2020 and 2021, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. This annual report reflects the historical results of operations and financial position of P10 Holdings, our predecessor for accounting purposes, prior to the Reorganization and IPO. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors", the "Summary of Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2021, fiscal 2020 and fiscal 2019 are to our fiscal years ended December 31, 2021, 2020 and 2019, respectively.

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

During the year ended December 31, 2020, we completed several acquisitions to expand the private market solutions available to our investors. On April 1, 2020, we completed our acquisition of Five Points to serve as our Private Credit solution (which also offers certain private equity solutions). Five Points’ results are included in our Consolidated Statements of Operations for the period from April 1, 2020 through December 31, 2020 and for the twelve months ended December 31, 2021. On October 2, 2020, we completed our acquisition of TrueBridge Capital Partners, LLC (TrueBridge) to serve as our Venture Capital solution. TrueBridge’s results are included in our Consolidated Statements of Operations for the period from October 2, 2020 through December 31, 2020 and for the twelve months ended December 31, 2021. On December 14, 2020, we completed our acquisition of 100% of the equity interest in ECG to serve as our Impact Investing solution. ECG’s results are included in our Consolidated Statements of Operations for the period from December 14, 2020 through December 31, 2020 and for the twelve months ended December 31, 2021. These acquisitions were accounted for as business combinations, and these entities are reported as consolidated subsidiaries of P10. Additionally, on December 14, 2020, we completed our acquisition of approximately 49% of the voting interests and 50% of the economic interests in ECP, which is a related party of ECG. As we only acquired a non-controlling interest in ECP, it is reported as an equity method investment in accordance with ASC 323.

On September 30, 2021, we completed the acquisitions of Hark and Bonaccord to further expand on solutions available to our investors. The effect of these acquisitions is reflected in our Consolidated Balance Sheet at December 31, 2021 and the Consolidated Statement of Operations from September 30, 2021 to December 31, 2021. These acquisitions were accounted for as business combinations and are reported as consolidated subsidiaries of P10.

On October 20, 2021, P10 Holdings, in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. Net proceeds from the sale of our Class A common stock, after deducting underwriting discounts and commissions but before expenses was approximately $129.4 million. The proceeds were used to pay down $86.8 million of outstanding term loan balance, to pay down $12.4 million of RCP Seller Notes and $1.1 million to cash settle certain option awards, $1.0 million to fund the dividend on P10 Intermediate's preferred stock and $4.5 million to pay expenses incurred in connection with the offering.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while shares of Class A common stock are entitled to one vote.

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for a term loan facility in an aggregate principal amount of $125 million (the "term loan") and revolving commitments in an aggregate principal amount of $125 million (the "revolver") with a four year term and an additional $125 million accordion feature. The variable interest rate is 210 basis points over the Secured Overnight Financing Rate ("SOFR"). Proceeds were used to pay down the previous credit facility with HPS and related transaction expenses, pay off Seller's Notes related to the RCP acquisition and to finance working capital needs and for general corporate purposes. As of December 31, 2021, the company paid off the previous facility, drawing down the entire $125 million term facility and drew down $91 million on the revolver.

As of December 31, 2021, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 200+ fund managers, 375+ private market funds and 1,900+ portfolio companies. We have 44 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,000 funds, 42,000 individual transactions, 28,000 private companies and 250,000 financial metrics. As of December 31, 2021, PES managed $9.7 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 20+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 540+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 12 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2021, VCS managed $4.7 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 82 investors. We currently have 34 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $4.8 billion into 700+ projects, supporting 390+ businesses across 38 states, Washington DC and Puerto Rico since 2000. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets will generate 16 billion KWh of renewable energy over the lifetime of the portfolio. As of December 31, 2021, IIS managed $1.7 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 25 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 240+ investors across 5 active investment vehicles and 185+ portfolio companies with over $1.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 45+ active sponsor relationships and have 60+ platform investments. As of December 31, 2021, PCS managed $1.2 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $10.7 billion of our FPAUM as of December 31, 2021.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $5.3 billion of our FPAUM as of December 31, 2021.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.3 billion of our FPAUM as of December 31, 2021.

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

Operating Expenses

Compensation and benefits are our largest expense and consists of salaries, bonuses, stock-based compensation, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. As such, while this does not impact the compensation we pay to our employees, it allows our investment professionals to receive additional benefit and provides economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors and investment professionals. The result is the substantial majority of our compensation and benefit expense is predictable.

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

Strategic alliance expense is included in operating expenses. This expense is driven by a Strategic Advisory Agreement ("SAA") that is the result of an existing agreement Bonaccord had with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings and net distributable carried interest at the time of acquisition.

Other Income/(Expense)

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, amortization of original issue discount and the write-off of deferred financing costs due to the repayment of previously outstanding debt. Interest expense also includes the effects of the imputed interest on certain non-interest-bearing notes payable.

Income Tax Benefit

Income tax benefit is comprised of current and deferred tax benefit. Current income tax benefit represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the year ended December 31, 2021, December 31, 2020, and December 31, 2019.

	For the Year Ended
	December 31,
	2021	2020	2019
REVENUES	(in thousands)
Management and advisory fees	$149,424	$66,125	$42,209
Other revenue	1,110	1,243	2,693
Total revenues	150,534	67,368	44,902
OPERATING EXPENSES
Compensation and benefits	54,755	24,529	12,343
Professional fees	11,508	13,953	4,572
General, administrative and other	9,870	4,710	4,624
Contingent consideration expense	3,472	21	—
Amortization of intangibles	30,431	15,466	10,552
Strategic alliance expense	152	—	—
Total operating expenses	110,188	58,679	32,091

INCOME FROM OPERATIONS	40,346	8,689	12,811

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	(825)	(988)	(1,957)
Interest expense, net	(21,360)	(10,732)	(9,415)
Loss on early extinguishment of debt	(15,312)	—	—
Other income	848	—	—
Total other (expense)	(36,649)	(11,720)	(11,372)
Net income/(loss) before income taxes	3,697	(3,031)	1,439
Income tax benefit	7,070	26,837	10,502
NET INCOME	$10,767	$23,806	$11,941

Revenues

Year Ended December 31, 2021 and December 31, 2020

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the year ended December 31, 2021 and December 31, 2020. For the year ended December 31, 2021 compared to the year ended December 31, 2020, revenues increased $83.2 million or 123% due to higher management fees primarily from the impact of 2020 acquisitions.

Management and advisory fees increased $83.3 million, or 126%, to $149.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due primarily to the acquisitions of TrueBridge and ECG during the fourth quarter of 2020, which contributed management fee and advisory revenues of $53.8 million. Acquisitions of Five Points in the second quarter of 2020 and Bonaccord and Hark on September 30, 2021, contributed management fee and advisory revenues of $7.4 million. The remaining increase of $22.1 million represents an increase in the Company’s management fees due to increases in FPAUM, primarily from capital raised and additional fund closings during the third and fourth quarters of 2021. Catch up fees for th the twelve months ended December 31, 2021 were $6.1 million associated with the fund closings at TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, decreased by $0.1 million or 11% to $1.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven primarily by a decrease of $0.1 million of interest income and $0.1 million of facility fee revenues, offset by a decrease of $0.1 million to referral fee revenues.

Year Ended December 31, 2020 and December 31, 2019

Total revenues increased $22.5 million, or 50%, to $67.4 million, for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019, due to higher management and advisory fees, partially offset by a decrease in other revenues.

Management and advisory fees increased by $23.9 million, or 57%, to $66.1 million, for fiscal 2020 compared to fiscal 2019 due primarily to the acquisitions of Five Points, TrueBridge, and ECG during fiscal 2020, which contributed management and advisory fee revenues of $21.1 million, in total.

The remaining increase of $2.8 million represents an increase in the Company’s legacy operations, which was primarily due from (i) having a full year of Fund XIV revenues representing a $2.7 million increase in revenues, including $0.8 million of catchup fees, (ii) the launch of Fund XV in July 2020 which contributed total revenues of $1.3 million, and (iii)a full year of Columbia FOF II representing an increase of $0.9 million for fiscal 2020. These increases were partially offset by a decrease in SOF III catch up fees of $1.4 million year-over-year, and $1.4 million due to scheduled fee step downs for RCP Fund X and Direct II.

Other revenues, which represent ancillary elements of our business, decreased by $1.5 million, or 54%, year- over-year. This decrease was primarily attributable to a decrease in referral fees from one of our customers, which decreased from $1.5 million in fiscal 2019 to $0.1 million in fiscal 2020.

	For the Year Ended
	December 31,
	2021	2020	2019
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$54,755	$24,529	$12,343
Professional fees	11,508	13,953	4,572
General, administrative, and other	9,870	4,710	4,624
Contingent consideration expense	3,472	21	—
Amortization of intangibles	30,431	15,466	10,552
Strategic alliance expense	152	—	—
Total operating expenses	$110,188	$58,679	$32,091

Operating Expenses

Year Ended December 31, 2021 and December 31, 2020

Total operating expenses increased by $51.4 million, or 88%, to $110.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases in compensation and benefits as well as amortization of intangibles associated with the acquisitions of TrueBridge, Five Points, and ECG completed in fiscal year 2020 as well as the acquisitions of Hark and Bonaccord completed on September 30, 2021.

Compensation and benefits expense increased by $30.2 million, or 123%, to $54.8 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The primary driver for the increase in compensation and benefits were the acquisitions completed after the first quarter of 2020 which resulted in a total of $17.1 million of additional compensation expense during 2021, reflecting a full year of compensation expense. Hark and Bonaccord, which were acquired at the end of Q3 2021, contributed to $1.7 million of the increase in compensation expense. There was also an increase in headcount and compensation cost related to building out the corporate function as the Company prepared for its initial public offering of $4.0 million. A smaller driver of the increase was $1.8 million in compensation cost for acquisition related employee incentive bonuses. There was an additional $1.4 million of stock-based compensation expense incurred related to the accelerating of vesting associated with the IPO. Additionally, there was an increase in compensation cost for employees across all entities of $4.2 million due to an increase in headcount and annual salary increases.

Professional fees decreased by $2.4 million, or 18%, to $11.5 million primarily driven by the decline in acquisitions from 2020 to 2021 in size and complexity. The 4.3 million decrease in professional fees due to less acquisition costs was offset by an increase at the newly acquired subsidiaries of $2.4 million due to the partial years activity in 2020. The remaining decline in professional fees was a $0.5 million decline in legal expenses at RCP.

General, administrative and other increased by $5.2 million, or 110% to $9.9 million, due primarily to the acquisitions of TrueBridge, Five Points and ECG. The acquisitions resulted in an increase in general and administrative costs of $4.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. due to a full year of costs in 2021. General, administrative and other expenses increased by $0.9 million due to additional expenses and costs related to building out a corporate function in order to operate as a public company. The additional $0.2 million was recognized at RCP, Hark and Bonaccord in line with the normal course of business.

Contingent consideration expense increased $3.5 million, to $3.5 million, for the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020. This was driven by remeasurement of the contingent consideration from the acquisitions of Hark and Bonaccord post acquisition during the fourth quarter of 2021.

Amortization of intangibles increased by $15.0 million, or 97%, to $30.4 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase is due to the addition of $119.8 million of gross finite lived intangible assets in the acquisitions of Hark, Bonaccord, TrueBridge, Five Points and ECG.

Year Ended December 31, 2020 and December 31, 2019

Total operating expenses increased by $26.6 million, or 83%, to $58.7 million, for fiscal 2020 compared to fiscal 2019. This increase was primarily due to increases in compensation and benefits, professional fees and amortization of intangibles. These increases were primarily attributable to the acquisitions completed in fiscal 2020 of Five Points, TrueBridge and Enhanced.

Compensation and benefits expense increased by $12.2 million, or 99%, year-over-year. There were several components that contributed to this increase. The primary driver for the increase in compensation and benefits was the acquisitions completed in fiscal 2020 which resulted in a total of $8.5 million of additional compensation expense including Five Points, TrueBridge and ECG. Additionally, salaries increased by $2.9 million in fiscal 2020 due to an increase in headcount and annual compensation increases. Also reflected in the year-over-year increase was a $0.3 million increase in stock-based compensation expense.

Professional fees increased by $9.4 million, or 205% to $14.0 million in fiscal 2020 due primarily to pursuing business development opportunities and scaling the business. Included in these costs were approximately $6.5 million of transaction costs related to our acquisitions of Five Points, TrueBridge, and ECG, primarily consisting of legal, tax and advisory costs. Additionally, during fiscal 2020, the Company incurred $3.4 million in professional fees associated with the Company’s efforts to prepare for an initial public offering. These increases were partially offset by a decrease of $0.6 million in other costs.

Amortization of intangibles increased by $4.9 million, or 47%, year-over-year. The increase year-over-year is due to the addition of $104.4 million of gross finite lived intangible assets in the acquisitions of Five Points, TrueBridge, and ECG, partially offset by a $0.7 million decrease in amortization from acquisitions which were completed in prior years.

Other Income/(Expense)

Year Ended December 31, 2021 and December 31, 2020

Other expenses increased by $24.9 million, or 213%, to $36.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by the early extinguishment of the credit and guaranty facility on December 22, 2021. The Company incurred $15.3 million of expense associated with early extinguishment of the credit and guaranty facility and subsequent pay off of Notes payable to sellers from the RCP acquisition. This consisted of $4.8 million of penalties paid for early principal paydowns, $2.1 million of non-cash write offs of debt issuance cost amortization associated with the credit and guaranty facility, and $8.4 million of remaining amortization on the Notes payable to sellers. There was also a $10.6 million increase in interest expense related to the credit and guaranty facility as a result of the $194.4 million principal increases under the credit and guaranty facility to fund the acquisitions of TrueBridge, ECG, and Bonaccord. This increase was offset by $0.8 million in other income driven by ECG’s income from unconsolidated subsidiaries during 2021.

On December 22, 2021, the Company refinanced its debt outstanding through entering into a new term loan and revolving credit facility, and using the proceeds to pay down and extinguish the remaining balance on the credit and guaranty facility and Notes payable to sellers. In doing so, the Company obtained more favorable interest terms. In 2021 the Company incurred $20.9 million in interest expense associated with the credit and guaranty facility as well as the Notes payable to sellers. The expected interest expense for 2022 with the new term loan and revolving credit facility is $7.3 million thus saving the Company $13.6 million annually in interest expense.

Year Ended December 31, 2020 and December 31, 2019

Interest expense, net on long-term debt increased by $0.4 million, or 3%, to $11.7 million for fiscal 2020 compared to fiscal 2019. This increase was primarily due to a $1.3 million increase in interest expense related to the credit and guaranty facility as a result of the $159.4 million principal increases under the credit and guaranty facility to fund the acquisitions of TrueBridge and ECG. The effects of the increase in principal were partially offset by decreases in the associated LIBOR index rate, which was lower during fiscal 2020 than in fiscal 2019. Additionally, the increase was further offset by a $1.0 million decrease on the imputed interest and discount amortization associated with our non-interest bearing notes.

Income Tax Benefit

Year Ended December 31, 2021 and December 31, 2020

Income tax benefit decreased by $19.8 million to $7.1 million for the year ended December 31, 2021 compared to a benefit of $26.8 million for the year ended December 31, 2020. The decrease was primarily due to the increase of deferred tax assets during 2021, which is largely driven by the prior year's large release in valuation allowance.

Year Ended December 31, 2020 and December 31, 2019

Income tax benefit increased by $16.3 million, or 156%, to $26.8 million, for fiscal 2020 compared to fiscal 2019. The increase was due primarily to a deferred tax benefit of $30.3 million in 2020 compared to a deferred tax benefit of $10.9 million in 2019, an increase of approximately $19.4 million. The fiscal 2020 tax benefit was primarily comprised of a $35.4 million reduction in the deferred tax valuation allowance, partially offset by deferred tax expenses for changes in FIN 48 liabilities and the tax effects of expiration of NOL and other credits of $4.2 million and $3.8 million, respectively.

This increase in deferred tax benefit was partially offset by a $3.0 million increase in current tax expense year- over-year, which was primarily due to transaction related tax effects.

FPAUM

The following table provides a period-to-period roll-forward of our fee earning AUM on a pro forma basis as if Five Points, True Bridge, ECG, Hark and Bonaccord were acquired on January 1, 2020.

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
	(in millions)	(in millions)
Balance, Beginning of Period	$13,351	$11,894
Add:
Acquisitions	—	—
Capital raised (1)	3,712	1,171
Capital deployed (2)	734	564
Net Asset Value Change (3)	13	(4)
Less:
Scheduled fee base stepdowns	(485)	(230)
Expiration of fee period	(62)	(44)
Balance, End of period	$17,263	$13,351

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee-earning AUM on an actual basis.

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
	(in millions)	(in millions)
Balance, Beginning of Period	$12,706	$5,770
Add:
Acquisitions	952	6,265
Capital raised (1)	3,384	541
Capital deployed (2)	697	171
Net Asset Value Change (3)	13	(4)
Less:
Scheduled fee base stepdowns	(427)	(37)
Expiration of fee period	(62)	(0)
Balance, End of period	$17,263	$12,706

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of December 31, 2021

FPAUM increased $3.9 billion, or 29.3%, to $17.3 billion on a pro forma basis and $4.6 billion or 35.9% to $17.3 billion on an actual basis for the year ended December 31, 2021, due primarily to an increase in capital raised from our private equity and venture capital solutions. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

FPAUM as of December 30, 2020

FPAUM increased $1.5 billion, or 12.2%, to $13.4 billion on a pro forma basis for the twelve months ended December 31, 2020, due primarily to an increase in capital raised from our private equity, venture capital and impact investment solutions. FPAUM increased $6.9 billion, or 120.2%, to $12.7 billion on an actual basis for the twelve months ended December 31, 2020, due primarily to an increase in FPAUM from acquisitions of $6.3 billion. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12 - 24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

In order to compute Adjusted EBITDA, we adjust our GAAP net income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation),

•
The cost of financing our business,
•
Losses associated with extinguishing debt outstanding,
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory,
•
Registration-related expenses includes professional services associated with our prospectus process incurred during the period, and does not reflect expected regulatory, compliance, and other costs associated with those that were incurred subsequent to our Initial Public Offering, and
•
The effects of income taxes.

Adjusted Net Income reflects the cash payments made for interest, which differs significantly from total interest expense that includes non-cash interest on the non-interest-bearing Seller Notes related to our acquisitions of RCP 2 and RCP 3. Similarly, the cash income taxes paid during the periods differ significantly from the net income tax benefit, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Twelve Months
	Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net income	$10,767	$23,806	$11,941
Add back (subtract):
Depreciation & amortization	30,703	15,571	10,582
Interest expense, net	22,185	11,720	11,372
Loss on extinguishment of debt	15,312	—	—
Income tax (benefit)/expense	(7,070)	(26,837)	(10,502)
Non-recurring expenses	8,807	9,832	3,500
Non-cash stock based compensation	2,416	714	417

Adjusted EBITDA	83,120	34,806	27,310
Less:
Cash interest expense including loss on extinguishment, net	(17,997)	(9,699)	(5,756)
Cash income taxes, net of taxes related to acquisitions	(2,308)	(1,169)	—
Adjusted Net Income	$62,815	$23,938	$21,554

The 2021 cash paid for interest includes a loss on extinguishment of $4.8 million.

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	December 31,	December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cash and cash equivalents	$40,916	$11,773	$29,143	248%
Goodwill and other intangibles	547,489	513,720	33,769	7%
Total assets	676,217	582,426	93,791	16%
Debt obligations	212,496	290,055	(77,559)	(27)%
Redeemable noncontrolling interest	—	198,439	(198,439)	(100)%
Stockholders’ equity	$395,164	$59,841	$335,323	560%

There was an increase in cash and cash equivalents from $11.8 million as of December 31, 2020 to $40.9 million as of December 31, 2021 due to operating cash flows and cash flows from financing activities related to the IPO. This was offset by cash used for acquisitions, and financing activities related to the Credit and Guaranty Facility paydown. There was an increase in goodwill and intangible assets of $33.8 million due to the acquisitions of Hark and Bonaccord of $63.0 million as well as as $1.3 million adjustment to goodwill as a result of a purchase price adjustment at ECG offset by a $30.4 million reduction due to amortization of intangibles during the year ended December 31, 2021. Remaining total assets also increased in the same period by $8.3 million for right-of-use asset for a new lease space in New York for Hark, Bonaccord, ECG, and P10 and an increase in receivables due to ECG's Advisory Agreement with Enhanced PC. Additionally, deferred tax assets increased by $7.5 million driven primarily by tax effects related to the reorganization and restructure of the Company and its ability to apply more NOLs to the operations of its subsidiaries. Additionally, lease liabilities increased related to the same aforementioned lease. The Company also paid off the Credit and Guaranty Facility on December 22, 2021 and refinanced with a new term loan and revolving credit facility. This decreased the debt outstanding balance from December 31, 2020 to December 31, 2021 by $77.6 million.

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

In order to fund the acquisitions of RCP 2, in October 2017, the Company issued non-interest bearing Secured Promissory Notes Payable (“2017 Seller Notes”) in the amount of $81.3 million to the sellers of RCP 2. On January 3, 2018, the Company issued non-interest bearing Secured Promissory Notes Payable (“2018 Seller Notes”) in the amount of $22.1 million to the sellers of RCP 3. Additionally, in connection with the acquisition, the Company issued non-interest-bearing tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3. The 2017 Seller Notes, the 2018 Seller Notes, and the TAB Payments are collectively referred to as “Notes payable to sellers.” The Notes payable to sellers were paid off in relation to the debt refinancing transaction that occurred December 22, 2021. Refer to the debt footnote in the notes to the consolidated financial statements.

The Company’s indirect wholly owned subsidiary, P10 RCP Holdco, LLC (“HoldCo”), entered into a Credit and Guaranty Facility with HPS Investment Partners, LLC (HPS), an unrelated party, as administrative agent and collateral agent on October 7, 2017 (the Facility). The Facility provided for a $130.0 million senior secured credit facility in order to refinance the existing debt obligations of RCP Advisors and provide for the financing to repay the seller notes (the “Seller Notes”) due resulting from the acquisition of RCP Advisors. The Facility provided for a $125 million five-year term loan and a $5 million one-year line of credit. The line of credit was repaid and subsequently expired during 2018. This Facility was amended in the past year, on October 2, 2020, December 14, 2020, and in the third quarter of 2021 to provide additional term loan borrowings as further described below. The Facility was paid down in full on December 22, 2021.

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. The Company drew $125.0 million on the term loan and $90.9 million on the revolving credit facility. The proceeds of the term loan and revolving credit facility were used to pay down the Credit and Guaranty Facility outstanding with HPS and the Notes payable to sellers.

During the year ended December 31, 2020, we raised $56.4 million of cash through the issuance of redeemable preferred equity interests through the issuance of shares in our subsidiary, P10 Intermediate. Additionally, we incurred $159.4 million under the Facility, which was paid off in December 2021. As of December 31, 2020, we had $261.7 million outstanding under the Facility. We utilized these funds and cash on hand, as well as the issuance of $141.4 million of P10 Intermediate shares to the sellers to fund the acquisitions of Five Points, TrueBridge, ECG and ECP. As of December 31, 2021, we had $212.5 million outstanding under the Term Loan and Revolving Credit Facility. The total debt outstanding decreased from December 31, 2020 due to the extinguishment of the HPS Credit and Guaranty Facility and the Notes payable to sellers, including the additional $35.0 million draw to fund the acquisitions of Bonaccord, offset by entering into the Term Loan and Revolving Credit Facility. As of December 31, 2021 total available debt on the term loan and revolving credit facility was $34.1 million entirely at the revolving credit facility. The outstanding balance at December 31, 2021 was $215.9 million of which $125.0 million relates to the term loan and $90.9 million relates to the revolving credit facility.

Cash Flows

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 and December 31, 2019

The following table reflects our cash flows for the twelve months ended December 31, 2021, 2020 and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$49,019	$10,669	$16,813
Net cash used in investing activities	(47,400)	(214,193)	(655)
Net cash provided by financing activities	29,080	196,841	(5,643)

Increase (decrease) in cash and cash equivalents and restricted cash	$30,699	$(6,683)	$10,515

Operating Activities

Year Ended December 31, 2021 and December 31, 2020

Cash from operating activities increased $38.3 million or 359%, to $49.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The components of this net increase primarily consisted of the following changes in operating assets and liabilities:

•
An increase of $15.0 million in amortization of intangibles primarily due to the acquisitions of TrueBridge, Five Points, ECG, Hark and Bonaccord;
•
An increase in amortization expense driven by the write off of existing debt issuance costs associated with the Credit and Guaranty Facility that was paid down in full on December 22, 2021 as well as the write off of the remaining amortization associated with the Notes payable to sellers which was paid down following the refinance;
•
A decrease in income tax benefit of $19.8 million primarily driven by an increase of deferred tax assets;
•
An increase in due from related parties of $9.4 million, primarily attributable to ECG's advisory agreement with Enhanced PC;
•
An increase in deferred revenues driven by new fund closings in the third and fourth quarter of 2021.

Year Ended December 31, 2020 and December 31, 2019

Cash from operating activities decreased $6.1 million or -37%, to $10.7 million for fiscal 2020. The components of this net decrease primarily consisted of a $2.9 million decrease in net income adjusted for non-cash expenses and income, including stock-based compensation, depreciation and amortization, and benefit for deferred tax, and the following changes in operating assets and liabilities:

•
A decrease related to deferred revenues, primarily due to $6.5 million of deferred revenues acquired in the acquisition of TrueBridge, which were fully recognized in the fourth quarter of 2020;
•
An increase related to accounts receivable, primarily attributable to collections of $1.3 million of accounts receivable acquired in the acquisition of ECG; and
•
A net increase related to changes in other operating assets and liabilities totaling $2.0 million.

Investing activities

Year Ended December 31, 2021 and December 31, 2020

The cash used in investing activities decreased by $166.8 million, or (78)% to ($47.4) million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease in cash used was due almost entirely to the 2021 acquisitions of Hark Capital and Bonaccord Capital as compared to the 2020 acquisitions of Five Points, Truebridge, and ECG. The acquisitions of Hark and Bonaccord resulted in net cash payments of $46.9 million during the third quarter of 2021 whereas the acquisitions of Five Points, Truebridge and ECG resulted in net cash payments of $213.9 million in 2020.

Year Ended December 31, 2020 and December 31, 2019

The cash used in investing activities increased by $213.5 million or 32,601%, for fiscal 2020. This increase in the cash used was due almost entirely to the acquisitions of Five Points, TrueBridge and Enhanced which resulted in net cash payments of $46.6 million, $87.7 million and $79.6 million, respectively.

Financing Activities

Year Ended December 31, 2021 and December 31, 2020

We recorded a net $29.1 million for the year ended December 31, 2021 for financing activities, as compared to cash provided by financing activities of $196.8 million for the twelve months ended December 31, 2020 due to the following factors; (1) the paydown of the Term Loan and Guaranty Facility of $300.2 million, (2) the draw on the new Term Loan and Revolving Credit Facility of $215.9 million and (3) proceeds from the IPO of $138.0 million. The cash obtained for financing activities for the twelve months ended December 31, 2020 was primarily due to the proceeds from the issuance of redeemable noncontrolling interests of $46.4 million and debt drawn on the Credit and Guaranty Facility of $159.4 million to fund acquisition activity.

Year Ended December 31, 2020 and December 31, 2019

Financing activities provided $196.8 million of cash for fiscal 2020, as compared to cash used of $5.6 million in the comparable period for 2019. The large favorable increase was due to the issuance of redeemable non-controlling interests of $46.4 million and borrowings, net of debt issuance costs, of $154.6 million to fund the acquisitions of Five Points, TrueBridge, and Enhanced. These inflows were partially offset by repayments of debt totaling $4.8 million. In the comparable period for 2019, we had net outflows associated with our debt facilities of $5.6 million.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Operating lease obligations (1)	$20,084	$2,184	$2,937	$3,184	$2,028	$1,690	$8,061
Debt obligations (2)	215,900	—	6,250	6,250	203,400	—	—
Total	$235,984	$2,184	$9,187	$9,434	$205,428	$1,690	$8,061

1)
We lease office space under agreements that expire periodically through 2030. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
2)
Debt obligations presented in the table reflect scheduled principal payments related to the various debt instruments of the Company. As described above, we used a portion of the proceeds from the IPO transaction to pay down a portion of the indebtedness of the Company under these facilities.

Critical Accounting Policies and Estimates

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

To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 7 for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which include Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 7 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. Five Points, P10 Intermediate, P10 Holdings, and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

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

Business Acquisitions

In accordance with ASC 805, Business Combinations ("ASC 805"), the Company identifies a business to have three key elements: inputs, processes, and outputs. While an integrated set of assets and activities that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set of assets and activities are not required if market participants can acquire the set of assets and activities and continue to produce outputs. In addition, the Company also performs a screen test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the set of assets and activities is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired less the liabilities assumed. As of December 31, 2021, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Hark, and Bonaccord. As of December 31, 2021, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Hark, and Bonaccord.

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

Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill).

The Company performed the annual goodwill impairment assessment as of September 30, 2021 and 2020 and concluded that goodwill was not impaired. The Company has not recognized any impairment charges in any of the periods presented.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

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

Interest Rate Risk

As of December 31, 2021, we had $215.9 million in outstanding principal under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On December 31, 2021, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.3 million increase in interest expense related to the loan over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
P10, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P10, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
March 18, 2022

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	December 31,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$40,916	$11,773
Restricted cash	2,566	1,010
Accounts receivable	2,087	2,494
Note receivable	2,552	—
Due from related parties	13,124	2,667
Investment in unconsolidated subsidiaries	1,803	2,158
Prepaid expenses and other assets	4,759	3,368
Property and equipment, net	981	1,124
Right-of-use assets	14,789	6,491
Deferred tax assets, net	45,151	37,621
Intangibles, net	128,788	143,738
Goodwill	418,701	369,982
Total assets	$676,217	$582,426
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$401	$1,103
Accrued expenses	12,474	11,912
Due to related parties	2,258	2,200
Other liabilities	1,808	254
Contingent consideration	22,963	593
Deferred revenues	12,953	10,347
Lease liabilities	15,700	7,682
Debt obligations	212,496	290,055
Total liabilities	281,053	324,146
COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NONCONTROLLING INTEREST	—	198,439
STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 0 and 110,000,000 shares authorized, respectively; 0 and 62,587,823 issued, respectively; 0 and 62,464,371 outstanding, respectively as of December 31, 2021 and 2020	—	63
Class A common stock, $0.001 par value; 510,000,000 and 0 shares authorized; 34,464,920 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	34	—
Class B common stock, $0.001 par value; 180,000,000 and 0 shares authorized; 82,851,279 and 0 shares issued; and 82,727,827 and 0 shares outstanding as of December 31, 2021 and 2020, respectively	83	—
Treasury stock	(273)	(273)
Additional paid-in-capital	650,405	324,310
Accumulated deficit	(255,085)	(264,259)
Total stockholders' equity	395,164	59,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$676,217	$582,426

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated VIE Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	December 31,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$18,536	$4,797
Restricted cash	756	756
Accounts receivable	1,060	181
Note receivable	2,552	-
Due from related parties	3,243	2,150
Prepaid expenses and other assets	1,330	1,288
Property and equipment, net	866	1,055
Right-of-use assets	4,976	6,274
Deferred tax assets, net	-	-
Intangibles, net	84,339	86,541
Goodwill	295,507	247,890
Total assets	$413,165	$350,932
LIABILITIES
Accounts payable	$121	$240
Accrued expenses	9,144	5,511
Due to related parties	-	-
Contingent consideration	22,963	-
Deferred revenues	10,676	8,237
Lease liabilities	5,944	7,430
Debt obligations	-	256,688
Deferred tax liabilities, net	4,769	6,038
Total liabilities	$53,617	$284,144

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2021	2020	2019
REVENUES
Management and advisory fees	$149,424	$66,125	$42,209
Other revenue	1,110	1,243	2,693
Total revenues	150,534	67,368	44,902
OPERATING EXPENSES
Compensation and benefits	54,755	24,529	12,343
Professional fees	11,508	13,953	4,572
General, administrative and other	9,870	4,710	4,624
Contingent consideration expense	3,472	21	—
Amortization of intangibles	30,431	15,466	10,552
Strategic alliance expense	152	—	—
Total operating expenses	110,188	58,679	32,091
INCOME FROM OPERATIONS	40,346	8,689	12,811
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	(825)	(988)	(1,957)
Interest expense, net	(21,360)	(10,732)	(9,415)
Loss on extinguishment of debt	(15,312)	—	—
Other income	848	—	—
Total other (expense)	(36,649)	(11,720)	(11,372)
Net income/(loss) before income taxes	3,697	(3,031)	1,439
Income tax benefit	7,070	26,837	10,502
NET INCOME	$10,767	$23,806	$11,941
Less: preferred dividends attributable to redeemable noncontrolling interest	(1,593)	(720)	—
NET INCOME ATTRIBUTABLE TO P10	$9,174	$23,086	$11,941

Earnings per share
Basic earnings per share	$0.13	$0.37	$0.19
Diluted earnings per share	$0.08	$0.36	$0.19
Weighted average shares outstanding, basic	72,660	62,465	62,465
Weighted average shares outstanding, diluted	112,330	64,905	63,421

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity

Balance at December 31, 2018	62,464	$63	—	$—	—	$—	123	$(273)	$323,179	$(299,286)	$23,683
Stock-based compensation	—	—	—	—	—	—	—	—	417	—	417
Net income attributable to P10	—	—	—	—	—	—	—	—	—	11,941	11,941
Balance at December 31, 2019	62,464	63	—	$—	—	$—	123	$(273)	$323,596	$(287,345)	$36,041
Stock-based compensation	—	—	—	—	—	—	—	—	714	—	714
Issuance of subsidiary preferred stock	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred dividend	—	—	—	—	—	—	—	—	—	—	—
Net income attributable to P10	—	—	—	—	—	—	—	—	—	23,086	23,086
Balance at December 31, 2020	62,464	63	—	$—	—	$—	123	$(273)	$324,310	$(264,259)	$59,841
Exchange of common stock and redeemable noncontrolling interest to Class B common stock	(62,464)	(63)	—	—	105,655	106	—	—	197,676	—	197,719
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	—	11,500	11	—	—	—	—	129,364	—	129,375
Deferred offering costs	—	—	—	—	—	—	—	—	(3,361)	—	(3,361)
Issuance of restricted stock awards	—	—	—	—	36	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock in connection with IPO	—	—	8,500	9	(8,500)	(9)	—	—	—	—	—
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common stock in connection with registered offering subsequent to reorganization and IPO	—	—	3,000	3	(3,000)	(3)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	11,464	11	(11,464)	(11)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,416	—	2,416
Net income attributable to P10	—	—	—	—	—	—	—	—	—	9,174	9,174
Balance at December 31, 2021	—	—	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$395,164

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,767	$23,806	$11,941
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,528	714	417
Non-cash incentive compensation	1,396	—	—
Depreciation expense	272	105	30
Amortization of intangibles	30,431	15,466	10,552
Amortization of debt issuance costs and debt discount	4,748	2,040	2,683
Income from unconsolidated subsidiaries	(1,087)	—	—
Benefit for deferred tax	(8,140)	(30,274)	(10,909)
Loss on extinguishment of debt	10,499	—	—
Remeasurement of contingent consideration	3,472	—	—
Change in operating assets and liabilities:
Accounts receivable	407	1,942	(319)
Due from related parties	(9,782)	(427)	(578)
Prepaid expenses and other assets	(1,390)	(74)	(866)
Right-of-use assets	1,651	1,186	829
Accounts payable	(702)	619	23
Accrued expenses	661	2,685	2,291
Due to related parties	58	141	—
Other liabilities	1,554	(34)	—
Deferred revenues	2,606	(5,960)	1,586
Lease liabilities	(1,930)	(1,266)	(867)
Net cash provided by operating activities	49,019	10,669	16,813
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(44,612)	(213,909)	—
Purchase of intangible assets	(30)	—	—
Note receivable	(2,552)	—	—
Investments in unconsolidated subsidiaries	(2,638)	—	—
Proceeds from investments in unconsolidated subsidiaries	4,080	—	—
Post-closing payments related to acquisitions	(1,519)	(250)	(625)
Purchases of property and equipment	(129)	(34)	(30)
Net cash used in investing activities	(47,400)	(214,193)	(655)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable noncontrolling interests	—	46,353	—
Repayment of notes payable to sellers	(9,406)	—	—
Repayment of loans payable	(31,658)	—	—
Borrowings on debt obligations	252,873	159,350	19,750
Repayments on debt obligations	(295,376)	(4,798)	(25,393)
Cash paid for extinguishment of debt	(4,813)	—	—
Payments to repurchase shares under employee stock plan	(1,112)	—	—
Payment of preferred stock dividends	(2,313)	—	—
Proceeds from initial public offering	138,000	—	—
Payment of initial public offering underwriting fees	(8,626)	—	—
Payments of contingent consideration	(727)	—	—
Deferred offering costs	(3,361)	—	—
Debt issuance costs	(4,401)	(4,064)	—
Net cash provided by (used in) financing activities	29,080	196,841	(5,643)
Net change in cash, cash equivalents and restricted cash	30,699	(6,683)	10,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,783	19,466	8,951
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$43,482	$12,783	$19,466

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$18,719	$9,699	$5,756
Cash paid for extinguishment of debt	$4,813	$—	$—
Cash paid for income taxes	$5,039	$1,169	$—
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of redeemable noncontrolling interests in acquisition	$—	$141,354	$—
Issuance of redeemable noncontrolling interests in exchange for tax amortization benefits	—	10,012	—
Increase to purchase price of Enhanced for working capital adjustment	—	1,707	—
Additions to right-of-use assets	9,949	—	—
Additions to lease liabilities	9,949	—	—
Additions to contingent consideration	22,963	—	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$40,916	$11,773	$18,710
Restricted cash	2,566	1,010	756
Total cash, cash equivalents and restricted cash	$43,482	$12,783	$19,466

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate, as defined below, were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. The number of shares have been retrospectively adjusted within these financial statements to reflect this stock split. The reorganization was considered a transaction between entities under common control. As a result, the consolidated financial statements for periods prior to the reorganization and IPO are the consolidated financial statements of P10 Holdings as the predecessor to P10 for accounting and reporting purposes.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while shares of Class A common stock are entitled to one vote.

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

On October 5, 2017, we closed on the acquisition of RCP Advisors 2, LLC ("RCP 2") and entered into a purchase agreement to acquire RCP Advisors 3, LLC ("RCP 3") in January 2018. On January 3, 2018, we closed on the acquisition of RCP 3. RCP 2 and RCP 3 are registered investment advisors with the United States Securities and Exchange Commission.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

information on the acquisition. TrueBridge is a registered investment advisor with the United States Securities and Exchange Commission.

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a noncontrolling interest in Enhanced Capital Partners, LLC (“ECP”) (collectively, “Enhanced”). Enhanced undertakes and manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. See Note 3 for additional information on the acquisitions. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

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

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 7 for further information.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes Holdco, RCP 2, RCP 3, TrueBridge, Bonaccord, and Hark. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. As a result of the reorganization, it was determined that P10 Intermediate no longer qualifies as a VIE, but would still be consolidated under the voting interest model. This change has been retrospectively adjusted and is reflected on the Consolidated VIE Balance Sheets. See Note 7 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. P10 Holdings, P10 Intermediate, Five Points and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2021, and December 31, 2020, cash equivalents include money market funds of $10.7 million and $2.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of December 31, 2021 and December 31, 2020 was primarily cash that is restricted due to certain deposits being held for customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2021 and December 31, 2020. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Due from related parties represents receivables from the Funds for management fees earned but not yet received and reimbursable expenses from the Funds. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is equal to contractual amounts owed from a signed, secured promissory note with the Company. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

December 31, 2021. There was no note receivable balance as of December 31, 2020. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company does not recognize a lease liability or right-of-use asset on our Consolidated Balance Sheets for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of December 31, 2021, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark. As of December 31, 2021, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord and Hark.

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

Goodwill is reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). At December 31, 2021 and December 31, 2020, the Company determined that there was no impairment to goodwill.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in other income on our Consolidated Statements of Operations. As of December 31, 2021, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord. The contingent consideration recorded as of December 31, 2020 relates to the TrueBridge acquisition.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents third party and related party interests in the Company's consolidated subsidiary, P10 Intermediate. This interest is redeemable at the option of the investors and therefore is not treated as permanent equity. Redeemable noncontrolling interest is presented at the greater of its carrying amount or redemption value at each reporting date in the Company’s Consolidated Balance Sheets. Any changes in redemption value are recorded to retained earnings, or in the absence of retained earnings, additional paid-in capital. In conjunction with the IPO, redeemable noncontrolling interest was contractually exchanged for Class B common stock. See Note 18 for additional information.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

As of December 31, 2021 and December 31, 2020, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, prepaid assets, accounts payable, accounts receivable and due from related parties approximate fair values due to the short-term maturities of these instruments. The fair value of the credit facilities approximate the carrying value based on the interest rates which approximate current market rates. The carrying values of the seller notes payable and tax amortization benefits approximate fair value as of December 31, 2020. The seller notes payable and tax amortization benefits were both paid down in 2021 and did not carry a balance as of December 31, 2021. The Company has a contingent consideration liability related to the acquisitions of Hark and Bonaccord that is measured at fair value and is remeasured on a recurring basis. See Note 11 for additional information.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Strategic Alliance Expense

Strategic alliance expense on our Consolidated Statements of Operations consists solely of the Strategic Alliance Agreement ("SAA") at Bonaccord. In connection with the acquisition, Bonaccord assumed a Strategic Alliance Agreement ("SAA"). This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I"), paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Refer to Note 5 for further discussion of the agreement.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities. See Note 17 for additional information. Prior to the conversion of the redeemable convertible preferrred shares issued by P10 Intermediate to class B shares, the numerator in the computation of diluted EPS was impacted by the redeemable convertible preferred shares. Under the if converted method, diluted EPS reflects a reduction in earnings that P10 would recognize by owning a smaller percentage of P10 Intermediate when the preferred shares are assumed to be converted.

The denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options and restricted stock units that have been issued, but not vested. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Forfeitures are recognized as they occur.

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

The consideration for certain of our acquisitions may include liability classified contingent consideration, which is determined based on formulas stated in the applicable purchase agreements. The amount to be paid under these arrangements is based on certain financial performance measures subsequent to the acquisitions. The contingent consideration included in the purchase price is measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations.

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

Recent Accounting Pronouncements

The Company adopted ASU No. 2016-15, Statement of Cash Flows ("ASC 320") Classification of Certain Cash Receipts and Cash Payments on January 1, 2019. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company adopted ASU No., 2016-18, Statement of Cash Flows ("ASC 320") Restricted Cash on January 1, 2019. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

The Company adopted ASU No. 2017-01, Business Combinations ("ASC 805") Classifying the Definition of a Business on January 1, 2019. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

The Company adopted ASU No. 2019-12, Income Taxes ("Topic 740"): Disclosure Framework - Simplifying the Accounting for Income Taxes, on January 1, 2021, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. The adoption of this standard did not have a material impact on our financial statements.

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

Consideration paid in the transaction consisted of both cash and equity. See Note 18 for additional information on the preferred stock issued in the connection with the acquisition of Five Points.

In connection with the acquisition, the Company incurred a total of $2.3 million of acquisition-related expenses. Total acquisition-related expenses were $0.0 million, $1.1 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in professional fees on our Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

A net cash amount of $89.5 million was financed through an amendment to the term loan under the credit and guarantee facility with HPS Investment Partners, LLC (“HPS”), an unrelated party. The additional draw had the same terms as the existing Facility including the maturity date. See Note 18 for additional information on the preferred stock issued in the connection with the acquisition of TrueBridge.

Included in total consideration is $0.6 million of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific fundraising targets, and all amounts under this arrangement were paid by October 2021. For the year ended December 31, 2021, a total of $0.7 million was paid to the sellers of Truebridge and $0.1 million in expense was recognized in other income on the Consolidated Statements of Operations for the change in estimated value of the contingent consideration.

In connection with the acquisition, the Company incurred a total of $1.7 million of acquisition-related expenses. Total acquisition-related expenses were $0, $1.7 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in professional fees on our Consolidated Statements of Operations.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Upon the completion of the acquisitions, certain agreements contemplated in the Securities Purchase Agreement became effective immediately upon the closing of the acquisitions. The allocation of the consideration paid for the assets acquired and liabilities assumed takes into consideration the fact that these agreements occurred contemporaneously with the closing of the acquisitions.

Prior to and through the date of the acquisition by the Company, ECG had certain consolidated subsidiaries and funds whose primary activities consisted of issuing qualified debt or equity instruments to tax credit investors in order to make investments in qualified businesses, which are referred to as the “Permanent Capital Subsidiaries.” Pursuant to a Reorganization Agreement, upon the closing of P10’s acquisition of ECG, the Permanent Capital Subsidiaries were contributed by ECG to Enhanced Permanent Capital, LLC (“Enhanced PC”), a newly formed entity. In exchange for this contribution of the Permanent Capital Subsidiaries, ECG obtained a non-controlling equity interest in Enhanced PC. The ownership in Enhanced PC was evaluated by management, and it was determined to be a variable interest. However, ECG was concluded to not be the primary beneficiary of Enhanced PC and, accordingly, Enhanced PC is not consolidated by ECG. Rather, the interest in Enhanced PC is reflected as an equity method investment by ECG. In addition to the Reorganization Agreement, see Note 13 for information on the Advisory Agreement and Administrative Services Agreement.

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

A total of $66.6 million of the cash consideration was financed through an amendment to the term loan under the Facility with HPS. The additional draw had the same terms as the existing Facility, including the maturity date. See Note 18 for additional information on the preferred stock issued in the connection with the acquisition of Enhanced.

In connection with the acquisition, the Company incurred a total of $3.7 million of acquisition-related expenses. Total acquisition-related expenses were $0.1 million, $3.6 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in professional fees on our Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The following table presents the fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,752
Restricted cash	254
Accounts receivable	3,424
Due from related parties	257
Prepaid expenses and other assets	2,099
Investment in unconsolidated subsidiaries	2,158
Intangible assets	36,820
Total assets acquired	$47,764
LIABILITIES
Accrued expenses	$551
Other liabilities	288
Deferred revenues	2,110
Due to related parties	2,059
Debt obligations	1,693
Deferred tax liability	2,551
Total liabilities assumed	$9,252

Net identifiable assets acquired	$38,512
Goodwill	72,507
Net assets acquired	$111,019

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

Acquisition of Bonaccord

On September 30, 2021, the Company completed the purchase of Bonaccord for total consideration of $56.4 million, which includes cash and contingent consideration. Bonaccord is engaged in the business of acquiring minority interests in alternative asset mangement companies focused on private market strategies which may include private equity, private client, real estate, and real asset strategies. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$38,927
Contingent consideration	17,435
Total purchase consideration	$56,362

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

A total of $35.0 million of the cash consideration was financed through an amendment to the term loan under the Facility with HPS. The additional draw had the same terms as the existing Facility, including the maturity date.

Included in total consideration is $17.4 million of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the contingent consideration expires. Total payment ranges from $0 to $20.0 million.

The fair value was derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of December 31, 2021, the estimated fair value of the remaining contingent consideration totaled $19.1 million, with the increase during the year driven primarily by the changing of the Company's borrowing rate due to the debt refinancing. See Note 12 for more details. A total of $0 was paid to the sellers of Bonaccord and $2.1 million in expense was recognized in general, administrative and other on the Consolidated Statements of Operations for the change in estimated value of the contingent consideration in the year ended December 31, 2021.

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees, for 1,113,637 Restricted Stock Units ("Bonaccord Units"), to be allocated and granted to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. As of December 31, 2021, no Bonaccord Units have been allocated to specific employees or vested and no expense has been recorded in the Consolidated Statements of Operations.

In connection with the acquisition, the Company incurred a total of $0.5 million of acquisition-related expenses. Total acquisition-related expenses were $0.5 million, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in professional fees on the Consolidated Statement of Operations.

Bonaccord's revenues for the period from the acquisition date to December 31, 2021 were $2.6 million which is 1.7% of the $150.5 million of total revenues for the Company for the year.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Prepaid expenses and other assets	9
Investment in partnership	1,396
Intangible assets	12,940
Total assets acquired	$14,345
LIABILITIES
Accrued expenses	$919
Total liabilities assumed	$919

Net identifiable assets acquired	$13,426
Goodwill	42,936
Net assets acquired	$56,362

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The following table presents the provisional fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$9,450	8
Value of trade name	3,490	10
Total identifiable intangible assets	$12,940

In connection with the acquisition, Bonaccord assumed a Strategic Alliance Agreement ("SAA"), providing a third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I"), paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. See Note 5 for more information.

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $42.9 million of goodwill is expected to be deductible for tax purposes.

Acquisition of Hark

On September 30, 2021, the Company completed the purchase of Hark for total consideration of $7.2 million, which includes $5.0 million of cash and $2.2 million of estimated contingent consideration, with the fair value based on the scenario based method. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. The provisional fair value consisted of $2.5 million in net assets and $4.7 million in goodwill.

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants 95,455 Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. As of December 31, 2021, no Hark Units have vested and no expense has been recorded in the Consolidated Statements of Operations as we have not determined that the achievement of the performance metric is probable yet.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Pro-forma Financial Information

Current Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of Bonaccord was completed on January 1, 2020:

	For the Year Ended
	December 31,
	2021	2020

Revenue	$169,728	$74,864
Net income attributable to P10	12,834	19,915

Pro-forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued in connection with the acquisition as if the acquisition were completed on January 1, 2020. Additionally, this does not reflect any pro forma adjustments related to the acquisitions which occurred in 2020.

Prior Year Acquisitions:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisitions of Five Points, TrueBridge and Enhanced were completed on January 1, 2019:

	For the Year Ended
	December 31,
	2020	2019
Revenue	$118,978	$111,813
Net income attributable to P10	14,269	4,159

Pro-forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued or repaid in connection with the acquisitions as if the acquisitions were completed on January 1, 2019. The pro forma adjustments also give effect to the reorganization of Enhanced and formation of Enhanced Permanent Capital, as well as the impacts of the advisory services agreement as further described at Note 13.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Year Ended
	December 31,
	2021	2020	2019
Management and advisory fees	$149,424	$66,125	$42,209
Subscriptions	641	671	788
Consulting agreements and referral fees	150	55	1,479
Other revenue	319	517	426
Total revenues	$150,534	$67,368	$44,902

Note 5. Strategic Alliance Expense

In connection with the acquisition, Bonaccord assumed a Strategic Alliance Agreement ("SAA"). This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I"), paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire equity interests in Bonaccord based on the amount of commitment made to subsequent Funds II and III that ranges from 0.1%-9.9% of equity in Bonaccord. If within 60 days of the final closing of Funds II and III, the third-party has not met specific equity commitments in the SAA, Bonaccord may elect to repurchase the equity interests at fair market value. In addition to this SAA, there is another agreement with a third-party, similar to a placement fee arrangement, whereby they will receive 5% of net management fee revenues for Fund I. This expense is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses. For the year ended December 31, 2021, strategic alliance expense reported was $0.2 million. In the years ended December 31, 2020 and December 31, 2019, there was no strategic alliance expense.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP Partners Holdings, LP ("BCP") to lend funds to certain employees to be used to pay GP commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $2.6 million was drawn as of December 31, 2021 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatory payments from available cash flows at BCP. As of December 31, 2021 and December 31, 2020, the balance was $2.6 million and $0, respectively. The Company recognized interest income of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $413.2 million and $350.9 million as of December 31, 2021 and December 31, 2020, respectively. The liabilities of the consolidated VIEs totaled $53.6 million and $284.1 million as of December 31, 2021 and December 31, 2020, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

Unconsolidated VIEs

Through its subsidiary, ECG, the Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company's maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to these unconsolidated entities.

Note 8. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consist of equity method investments primarily related to ECG’s tax credit finance and asset management activities.

As of December 31, 2021, investment in unconsolidated subsidiaries totaled $1.8 million, of which $0.2 million related to ECG’s tax credit finance businesses and $1.6 million related to ECG’s asset management businesses. As of December 31, 2020, investment in unconsolidated subsidiaries totaled $2.2 million, of which $2.0 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $1.1 million

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

for the year ended December 31, 2021 and $0 for the year ended December 31, 2020. For the year ended December 31, 2021, ECG made $0 capital contributions and received distributions of $1.4 million. For the year ended December 31, 2020, ECG made $0 capital contributions and received $0 in distributions.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the years ended December 31, 2021 and December 31, 2020, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of	As of
	December 31,	December 31,
	2021	2020
Computers and purchased software	$387	$281
Furniture and fixtures	461	449
Leasehold improvements	601	595
Other	3	—
	$1,452	$1,325
Less: accumulated depreciation	(471)	(201)
Total property and equipment, net	$981	$1,124

Note 10. Goodwill and Intangibles

Changes in goodwill for the years ended December 31, 2021 and December 31, 2020 are as follows:

Balance at December 31, 2019	$97,323
Purchase price adjustment	-
Increase from acquisitions	272,659
Balance at December 31, 2020	$369,982
Purchase price adjustment	1,103
Increase from acquisitions	47,616
Balance at December 31, 2021	$418,701

Due to new information that became available during the year ended December 31, 2021 and a revision to the Company's outside basis and intangibles from finalizing the tax return, there was an adjustment to Enhanced that resulted in a purchase price adjustment. This was the result of using an estimate as of December 31, 2020 and resulted in a $1.3 million adjustment to the purchase price. Since this was completed during the measurement period, the adjustment was recorded as an adjustment to goodwill.

A measurement period adjustment was also recorded related to contingent consideration associated with the Bonaccord acquisition resulting in an increase in goodwill of $0.5 million.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Intangibles consists of the following:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,440	(1,785)	19,655
Management and advisory contracts	151,166	(60,934)	90,232
Technology	8,160	(6,639)	1,521
Total finite-lived intangible assets	180,766	(69,358)	111,408
Total intangible assets	$198,146	$(69,358)	$128,788

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Total indefinite-lived intangible assets	17,350	—	17,350
Finite-lived intangible assets:
Trade names	17,360	(368)	16,992
Management and advisory contracts	139,796	(33,967)	105,829
Technology	8,160	(4,593)	3,567
Total finite-lived intangible assets	165,316	(38,928)	126,388
Total intangible assets	$182,666	$(38,928)	$143,738

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits arise. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2022	$24,639
2023	21,155
2024	17,590
2025	13,807
2026	10,878
Thereafter	23,339
Total amortization	$111,408

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,963	$22,963
Total liabilities	$-	$-	$22,963	$22,963

	As of December 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$593	$593
Total liabilities	$-	$-	$593	$593

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended December 31, 2021 and 2020.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	Year Ended December 31,
	2021	2020
Balance, beginning of year:	$593	$-
Additions	19,625	572
Change in fair value	3,472	21
Settlements	(727)	-
Balance, end of year:	$22,963	$593

The fair value of the contingent consideration liability represents the fair value of future payments of certain performance targets. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability primarily relate to the discount rates applied to the expected future payments of obligations. The contingent consideration liability is included in contingent consideration on the Consolidated Balance Sheets. Changes in the fair value of the liability are included in contingent consideration expense on the Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	December 31,	December 31,
	2021	2020
Gross revolving credit facility state tax credits	$—	$1,533
Debt issuance costs	(8)	(25)
Revolving credit facility state tax credits, net	$(8)	$1,508
Gross notes payable to sellers	$-	$41,064
Less debt discount	-	(9,205)
Notes payable to sellers, net	$-	$31,859
Gross credit and guaranty facility	$-	$261,683
Debt issuance costs	-	(4,995)
Credit and guaranty facility, net	$-	$256,688
Revolver facility	$90,900	$-
Debt issuance costs	(233)	-
Revolver facility, net	$90,667	$-
Term Loan	$125,000	$-
Debt issuance costs	(3,163)	-
Term loan, net	$121,837	$-
Total debt obligations	$212,496	$290,055

Refinancing

On December 22, 2021, the Company extinguished its current debt outstanding with HPS, as described below in the Credit and Guaranty Facility section and simultaneously entered into a new credit agreement with JP Morgan Chase Bank, N.A. ("JP Morgan") in order to gain more favorable interest terms. The Company used the proceeds from the new credit agreement with JP Morgan not only to repay the outstanding balance with HPS but also to repay the notes payable to sellers as described below in the Notes Payable to Sellers section.

Revolving Credit Facility State Tax Credits

Enhanced State Tax Credit Fund III, LLC, a subsidiary of ECG, has a $10 million revolving credit facility with a regional financial institution restricted solely for the purchase of allocable state tax credits from various state tax credit incentive programs. The facility bears interest at 0.25% above the Prime Rate and matures on June 15, 2022. As of December 31, 2021 and December 31, 2020, the credit facility had an outstanding balance of $0.0 million and $1.5 million, respectively, and is reported net of unamortized debt issuance costs on our Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, the Company’s investment in allocable state tax credits was $0.0 million and $1.5 million.

Notes Payable to Sellers

On October 5, 2017, the Company issued Secured Promissory Notes Payable (“2017 Seller Notes”) in the amount of $81.3 million to the owners of RCP 2 in connection with the acquisition of that entity. The 2017 Seller Notes mature on January 15, 2025. The 2017 Seller Notes were recorded at their discounted fair value in the amount of $78.7 million. Non-cash interest expense was recorded on a periodic basis increasing the 2017 Seller Notes to their gross value. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the 2017 Sellers Notes. As of December 31, 2021 and December 31, 2020, the gross value of the 2017 Seller Notes was $0.0 million and $6.4 million.

On January 3, 2018, the Company issued Secured Promissory Notes Payable (“2018 Seller Notes”) in the amount of $22.1 million to the owners of RCP 3 in connection with the acquisition of that entity. The 2018 Seller Notes mature on January 15, 2025. The 2018 Seller Notes were recorded at their discounted fair value in the amount of $21.2 million.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Noncash interest expense was recorded on a periodic basis increasing the 2018 Seller Notes to their gross value. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the 2018 Sellers Notes. As of December 31, 2021 and December 31, 2020, the gross value of the 2018 Seller Notes was $0.0 million and $3.0 million.

On January 3, 2018, the Company issued tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3 in connection with the acquisition of that entity. The TAB Payments are non-interest bearing and will be paid in equal annual installments beginning April 15, 2023. The TAB Payments mature on April 15, 2037. The TAB Payments were recorded at their discounted fair value in the amount of $28.9 million. Non-cash interest expense is recorded on a periodic basis increasing the TAB Payments to their gross value. On April 1, 2020, the holders of the TAB Payments contributed $16.8 million of their TAB Payments to P10 Intermediate in exchange for receiving 3.3 million shares of Series C preferred stock. The discounted fair value of the TAB Payments received was $10.0 million on the date of the Five Points acquisition, April 1, 2020. See Note 18 for additional information. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the TAB Payments. As of December 31, 2021 and December 31, 2020, the gross value of the 2018 TAB Payments was $0.0 million and $31.7 million.

During the years ended December 31, 2021, 2020 and 2019, we recorded combined interest expense on the 2018 Seller Notes and 2017 Seller Notes in the amount of $0.0 million, $0.0 million and $0.6 million, respectively.

During the year ended December 31, 2021, we recorded $9.2 million in interest expense related to the TAB Payments of which $8.4 million related to the debt extinguishment. For the years ended December 31, 2020 and December 31, 2019, P10 recorded $1.0 million and $1.3 million, respectively, in interest expense related to the TAB Payments.

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

On October 28, 2021, a payment of $88.6 million was made, which included an optional repayment of $86.8 million, required prepayment penalty of $1.2 million, and an accrued interest payment of $0.6 million.

On December 22, 2021, the remaining principal balance of $200 million was repaid using the proceeds of the new credit facility with JP Morgan. In accordance with the Facility, the Company also paid the remaining accrued interest balance of $2.1 million and an early extinguishment fee of $3.7 million.

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a new credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent, JP Morgan Chase Bank, N.A. and Texas

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto, with the intention of using the proceeds to repay the Company's remaining debt obligations related to the HPS Facility and the Notes Payable to Sellers. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan").

Both facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is SOFR rate at the date of election, plus 0.10%. The Company can elect one or three months for the Revolver Facility. The Company elected a six month SOFR rate at the time of draw for the term loan and a one month SOFR rate for the Revolver Facility at the time of draw. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of December 31, 2021, P10 was in compliance of its financial covenants required under the facility. As of December 31, 2021, the balance drawn on the revolving credit facility is $90.9 million and on the term loan, the balance is $125.0 million. There was no balance as of December 31, 2020.

Debt Payable

Future principal maturities of debt as of December 31, 2021 are as follows:

2022	$-
2023	6,250
2024	6,250
2025	203,400
$215,900

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits, the Credit and Guaranty Facility, and the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Credit and Guaranty Facility as of December 31, 2021 and December 31, 2020 were $0 and $5.0 million, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of December 31, 2021 and December 31, 2020 were $8 thousand and $25 thousand, respectively. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of December 31, 2021 and December 31, 2020 were $3.4 million and $0, respectively.

Amortization expense related to debt issuance costs totaled $6.0 million for the year ended December 31, 2021, $1.1 million for the year ended December 31, 2020 and $0.7 million for the year-ended December 31, 2019. Of the $6.0 million of amortization expense recognized in 2021, $2.1 million relates to the extinguishment of the Credit and Guaranty Facility and is included in loss on extinguishment on the Consolidated Statements of Operations. The remaining $3.9 million of amortization expense incurred during the year is reported in interest expense, net on the Consolidated Statements of Operations. During the years ended December 31, 2021 and December 31, 2020, we recorded $4.4 million and $4.1 in debt issuance costs, respectively, which is included in debt obligations on the Consolidated Balance Sheets. Of the $4.4 million recorded in 2021, $3.4 million relates to the Revolver Facility and Term Loan established on December 22, 2021.

Note 13. Related Party Transactions

Effective May 1, 2018, P10 started paying a monthly services fee of $31.7 thousand for administration and consulting services along with a monthly fee of $18.8 thousand for certain reimbursable expenses to 210/P10 Acquisition Partners, LLC, which owns approximately 24.9% of P10. These services were terminated effective December 31, 2020. P10 paid $0, $0.6 million and $0.6 million for administrative and consulting services and reimbursable expenses respectively for the years ended December 31, 2021, 2020 and 2019, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. P10 has paid $0.2 million, $0 and $0 in rent to 210 Capital, LLC for the years ended December 31, 2021, 2020 and 2019, respectively.

Effective April 1, 2020, P10 Intermediate pays a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0.8 million, $0.5 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. This management fee was terminated effective October 20, 2021 when the Company's redeemable noncontrolling interest was converted to Class B shares associated with the Company's IPO. See Note 18 below for additional information.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of December 31, 2021, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. As of December 31, 2020, the total accounts receivable from the Funds totaled $2.6 million, of which $0.6 million related to reimbursable expenses and $2.0 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG will provide advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG will receive advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021, ECG will receive additional advisory fees from Enhanced PC totaling $1.6 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. For the years ended December 31, 2021, 2020 and 2019, advisory fees earned or recognized under this agreement were $19 million, $0 and $0, respectively, and is reported in management and advisory fees on the Consolidated Statement of Operations. As of December 31, 2021 and December 31, 2020, the balance was $9.5 million and $0 and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG will pay ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $8.3 million, $0.4 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Systems, Inc, parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and provide an advisory fee to Enhanced. The Company recognized $0.2 million for the year ended December 31, 2021, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the years ended December 31, 2020 and 2019.

Upon the closing of Bonaccord on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

space and equipment was approximately $2.0 million for the year ended December 31, 2021 and $1.6 million for the year-ended December 31, 2020, respectively. Rent expense for the year ended December 31, 2021 included a reduction to overall expense of $0.3 million for a rent concession as a result of the COVID-19 pandemic. P10 elected the practical expedient, whereby the concessions were treated as a reduction of rent expense during the current period.

The following table presents information regarding the Company’s operating leases as of December 31, 2021:

Operating lease right-of-use assets	$14,789
Operating lease liabilities	$15,700
Cash paid for lease liabilities	$2,400
Weighted-average remaining lease term (in years)	7.64
Weighted-average discount rate	4.68%

The future contractual lease payments as of December 31, 2021 are as follows:

2022	$2,184
2023	2,937
2024	3,184
2025	2,028
2026	1,690
Thereafter	8,061
Total undiscounted lease payments	20,084
Less discount	(3,425)
Less construction allowance	(959)
Total lease liabilities	$15,700

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 15. Income Taxes

All the Company's operations are domestic. The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	For the Years Ended
	December 31,
	2021	2020	2019
Current
Federal	$918	$2,104	$-
State	152	1,333	407
Total Current	$1,070	$3,437	$407
Deferred
Federal	$(6,727)	$(28,906)	(11,481)
State	(1,413)	(1,368)	572
Total Deferred	$(8,140)	$(30,274)	$(10,909)
Total provision (benefit)	$(7,070)	$(26,837)	$(10,502)

The reconciliation of the Company's federal statutory rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(20.8%)	7.4%	73.4%
Permanent items and other	(4.6%)	2.0%	(18.6%)
Expiration of net operating losses and tax credits	70.0%	(125.7%)	0.0%
Valuation allowance increase/decrease	(247.8%)	1168.7%	(805.1%)
Uncertain tax positions	(9.8%)	(145.2%)	0.0%
Return to provision adjustments and change in tax rates	0.9%	(42.8%)	(1.0%)
Effective rate	(191.1%)	885.4%	(730.3%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Significant components of the Company's deferred taxes are as follows:

	As of	As of
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$675	$-
Capitalized legal costs	1,249	1,403
Stock compensation	762	423
Interest expense	4,837	1,029
Other	1,307	535
Lease liabilities—operating leases	3,998	1,987
Passthrough activity—investment in partnerships	5,740	3,767
Debt obligations	10,430	11,122
Suspended losses	28	1,591
Contingent liabilities	-	153
Net operating losses and credit carryforwards	47,205	52,699
Total deferred tax assets	76,231	74,709
Valuation allowance for deferred tax assets	(12,857)	(17,102)
Deferred tax assets, net of valuation allowance	$63,374	$57,607

Deferred tax liabilities:
Goodwill	(8,455)	(5,166)
Intangibles	(5,728)	(12,983)
Investment in partnership	(147)	-
Property and equipment	(127)	(158)
Right of use assets—operating leases	(3,766)	(1,679)
Total deferred tax liabilities	(18,223)	(19,986)
Deferred tax assets, net	$45,151	$37,621

Due to the uncertainty of realizing the benefits of our domestic favorable tax attributes in future tax returns, as of December 31, 2021, the Company has recorded a valuation allowance against its net deferred tax asset of $12.9 million. During the years ended December 31, 2021 and 2020, the valuation allowance decreased by approximately $4.2 million and $23.2 million, respectively. The 2021 decrease is primarily attributable to the release of valuation allowance on partnership outside basis differences and the expiration of federal net operating losses while the 2020 valuation allowance decrease is due primarily to projected future income from operations, acquisitions and the impact of changes in tax law. Among other factors in 2020, the Company’s long-term management and advisory fee contracts and related projected income serve as the positive evidence to support the release of the valuation allowance. Additionally, the Company’s restructuring undertaken as part of the IPO transaction introduces new sources of taxable income available to absorb existing loss carry forwards. With the exception of certain deferred tax assets, primarily related to built-in capital losses, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of December 31, 2021, the Company had federal and post-apportioned state NOL carryforwards of approximately $220.4 million and $44.0 million, respectively, and research and development credit carryforwards of approximately $5.3 million. The federal NOL and credit carryforwards will expire beginning in 2022, if not utilized. $24.5 million of federal NOLs will expire in 2022, $22.1 million will expire in 2023, and $174.0 million will expire between 2024-2039. $10.9 million of the state NOLs will expire between 2022 and 2029 and $33.1 million will expire between 2030 and 2039. Utilization of the NOLs and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Tax positions are evaluated utilizing a two-step process. The Company first determines whether any of its tax positions are more-likely-than-not to be sustained upon examination, based solely on the technical merits of the position. Once it is

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The reconciliation of the Company's unrecognized tax benefits at the beginning and end of the year is as follows:

	For the Years Ended
	December 31,
	2021	2020
Balance at January 1	$7,378	$1,966
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	(361)	5,412
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at December 31	$7,017	$7,378

The uncertain tax position is primarily related to transfer pricing, research and development credits and state exposure due to intercompany interest expense.

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company has $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is not currently under audit in any other income tax jurisdictions. We are generally subject to U.S. federal and state tax examinations for all tax years since 1999 due to our net operating loss carryforwards and the utilization of the carryforwards in years still open under statute.
Note 16. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan, our previously existing equity compensation plan. The Plan provides for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Incentive Plan ("2018 Plan"), for a total of 12,000,000 shares. Per the Plan, the Compensation Committee of the Board of Directors may issue equity-based awards including stock appreciation rights, restricted stock units and restricted stock awards. Options previously granted under the 2018 Incentive Plan vest over a period of up to four years and five years, respectively. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. All future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

A summary of stock option activity for the years ended December 31, 2021 and December 31, 2020 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2019	3,969,000	$1.33	8.25	$2,668,000
Granted	1,400,000	2.74
Exercised	—	—
Expired/Forfeited	(18,200)	3.67
Outstanding as of December 31, 2020	5,350,800	$1.69	7.75	$41,442,250
Exercisable as of December 31, 2020	1,483,445	$0.67	6.22	$10,363,950

Outstanding as of December 31, 2020	5,350,800	$1.69	7.75	$41,442,250
Granted	2,224,250	8.54
Exercised	—	—
Expired/Forfeited	(472,114)	3.27
Outstanding as of December 31, 2021	7,102,936	$2.60	7.45	$115,468,794
Exercisable as of December 31, 2021	1,483,445	$0.93	5.76	$27,661,727

A total of 327,707 options granted were accelerated associated with the Company's IPO. These options are not considered exercisable as of December 31, 2021 as the shares are subject to lock up until April 20, 2022.

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2021 and December 31, 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	41.65%	39.49%
Risk-free interest rate	0.82%	1.11%
Expected dividend yield	0.00%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSAs that have not vested. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2020	—	$—
Granted	36,033	11.24
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	36,033	$11.24

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2020	—	$—
Granted	59,654	12.74
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	59,654	$12.74

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense was $3.5 million, $0.7 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Of the $3.5 million of stock-based compensation expense recognized during the year-ended December 31, 2021, $1.4 million relates to employees' shares accelerated or converted to cash associated with the Company's IPO. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2021 was $9.1 million and is expected to be recognized over a weighted average period of 2.83 years. Any future forfeitures will impact this amount.

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate. This is only applicable to fiscal year 2020 as the preferred shares of P10 Intermediate converted to Class B common shares effective with the IPO.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Years Ended
	December 31,
	2021	2020	2019
Numerator:

Numerator for earnings per share
Numerator for earnings per share assuming dilution	$9,174	$23,086	$11,941
Denominator:
Denominator for basic calculation—Weighted- average shares	72,660	62,465	62,465
Weighted shares assumed upon exercise of stock options	39,670	2,440	956
Denominator for earnings per share assuming dilution	112,330	64,905	63,421
Earnings per share—basic	$0.13	$0.37	$0.19
Earnings per share—diluted	$0.08	$0.36	$0.19

The computations of diluted earnings per share excluded options to purchase 0.1 million shares of common stock and 1.2 million restricted stock units for the year ended December 31, 2021 and 0.9 million options and 0 restricted stock units for the year ended December 31, 2020, respectively, because the options were anti-dilutive. See Note 3 for more information related to the restricted stock units.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 18. Redeemable Noncontrolling Interest

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Since the preferred shares are redeemable at the option of the holder and the redemption is not solely in the control of the Company, the preferred shares are accounted for as a redeemable noncontrolling interest and classified within temporary equity in the Company’s Consolidated Balance Sheets. The redeemable noncontrolling interest was initially measured at the fair value of the consideration paid. The preferred shares were contractually converted to Class B common shares at the date of IPO, October 20, 2021. Dividends on the preferred shares are recognized as preferred dividends attributable to redeemable non-controlling interest in our Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

Balance at December 31, 2019	$-

Issuance of subsidiary preferred stock	197,719
Distribution of preferred dividends attributable to redeemable non-controlling interest	-
Preferred dividends attributable to redeemable noncontrolling interest	720
Balance at December 31, 2020	$198,439
Issuance of subsidiary preferred stock	—
Distribution of preferred dividends attributable to redeemable non-controlling interest	(2,313)
Preferred dividends attributable to redeemable noncontrolling interest	1,593
Conversion of redeemable noncontrolling interest in connection with the IPO	(197,719)
Balance at December 31, 2021	$-

Cumulative dividends in arrears on the preferred stock were $0.0 million and $0.7 million as of December 31, 2021 and December 31, 2020, respectively.

Note 19. Subsequent Events

On February 24, 2022, the Company paid down $25.0 million of the Revolver Facility.

On March 2, 2022, the Company granted to employees 1,276,078 options under the 2021 Incentive Plan. The options vest over five years and expire ten years from the grant date.

On March 2, 2022, the Company granted to employees 508,135 restricted stock units under the 2021 Incentive Plan. The options vest over one year.

On March 10, 2022, the Company granted to employees 47,655 options under the 2021 Incentive Plan. The options vest over five years and expire ten years from the grant date.

On March 15, 2022, the Company agreed to pay a lump-sum cash payment to an optionee for the exercise of its options with a fair market value option price of $11.83, less a negotiated discount of 2.5%.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2021, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct and Ethics that applies to all directors, officers and employers. If we make any amendments to our Code of Conduct and Ethics that require disclosure under the rules of the Securities and Exchange Commission or the rules of the Nasdaq Global Select Market or grant any waivers to our directors or executive officers, we will disclose any such amendment and/or waiver on our website listed above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

2. Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. Exhibits. The exhibits listed in the accompanying Index of Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

10.6	P10, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.7	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan

10.8

Sale and Purchase Agreement, dated as of January 16, 2020, by and among Five Points Capital, Inc., a North Carolina S corporation, David G. Townsend, Trustee of the David G. Townsend Revocable Living Trust Agreement Dated 9-9-2004, Martin P. Gilmore, Trustee of the Martin Paul Gilmore 2008 Revocable Trust dated March 17, 2008, Thomas H. Westbrook and Christopher N. Jones, David G. Townsend, P10 Intermediate Holdings LLC, a Delaware limited liability company, and P10 Holdings, Inc., a Delaware corporation, solely for purposes of Section 11.12.

10.9

Sale and Purchase Agreement, dated as of August 24, 2020, by and among TrueBridge Capital Partners LLC, a Delaware limited liability company, TrueBridge Colonial Fund, u/a dated 11/15/2015, MAW Management Co., a Delaware corporation, Edwin Poston, solely for purposes of Sections 8.7 and 11.9, Mel A. Williams, solely for purposes of Sections 8.7 and 11.10, Poston and Williams, P10 Intermediate Holdings LLC, a Delaware limited liability company, and P10 Holdings, Inc., a Delaware corporation.

10.10

Securities Purchase Agreement, dated as of November 19, 2020, by and among (i) P10 Intermediate Holdings LLC, a Delaware limited liability company, (ii) Enhanced Capital Group, LLC, a Delaware limited liability company and Enhanced Capital Partners, LLC, a Delaware limited liability company, (iii) the parties set forth on Schedule A (the “Sellers” and each, a “Seller”), (iv) solely for purposes of Section 6.18, the parties set forth on Schedule B, (v) solely in its capacity as the representative of the Sellers, Stone Point Capital LLC, a Delaware limited liability company, and (vi) solely for purposes of Section 5.1, Section 5.2, Section 5.3, Section 5.7, Section 5.8, Section 5.9, Section 6.20, Section 6.24 and Section 11.22, P10 Holdings, Inc., a Delaware corporation.

10.11

Joinder and Amendment No. 1 to the Securities Purchase Agreement is made and entered into as of December 14, 2020, by and among (i) P10 Intermediate Holdings LLC, a Delaware limited liability company, (ii) Enhanced Capital Group, LLC, a Delaware limited liability company, (iii) Enhanced Capital Partners, LLC, a Delaware limited liability company, and (iv) solely for purposes of Section 1, Korengold Family Associates, LLC, a Delaware limited liability company.

10.12	Employment Agreement, dated effective as of January 1, 2021, by and between P10 Holdings, Inc. and Robert Alpert.

10.13	Employment Agreement, dated effective as of January 1, 2021, by and between P10 Holdings, Inc. and C.Clark Webb.

10.14	Employment Agreement, dated effective as of October 6, 2017, by and between RCP Advisors 3, LLC and William F. Souder.

10.15	Amendment to Employment Agreement, dated effective as of January 1, 2021, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and William F. Souder.

10.16	Employment Agreement, dated effective as of October 6, 2017, by and between RCP Advisors 3, LLC and Jeff Gehl.

10.17	Amendment to Employment Agreement, dated effective as of January 1, 2021, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and Jeff Gehl.

10.18

Letter Agreement re: Sale and Purchase of Five Points Capital, Inc. (Management Fees - Seller), dated January 16, 2020, by and among P10 Intermediate Holdings LLC, Five Points Capital, Inc., David G. Townsend, in his individual capacity and as Trustee of the David G. Townsend Revocable Living Trust Agreement Dated 9-9-2004, Martin P. Gilmore in his individual capacity and as Trustee of the Martin Paul Gilmore 2008 Revocable Trust dated March 17, 2008, Thomas H. Westbrook and Christopher N. Jones and each signatory identified as a “GP Entity” on the signature pages thereto.

10.19

Letter Agreement re: Sale and Purchase of Five Points Capital, Inc. (Management Fees - Partners), dated January 16, 2020, by and among P10 Intermediate Holdings LLC, Five Points Capital, Inc.,Jonathan B. Blanco, S.Whitfield Edwards, Scott L. Snow and Marshall C. White.

10.20

Letter Agreement re: Sale and Purchase of TrueBridge Capital Partners LLC, dated August 24, 2020, by and among P10 Intermediate Holdings LLC, TrueBridge Capital Partners LLC, Edwin Poston and Mel A. Williams.

10.21

Fifth Amendment to Credit and Guaranty Agreement, dated as of December 14, 2020, by and among P10 RCP Holdco LLC, P10 Holdings, Inc., P10 Intermediate Holdings LLC, RCP Advisors 2, LLC, RCP Advisors 3, LLC, Five Points Capital, Inc., TrueBridge Capital Partners LLC and HPS Investment Partners, LLC.

10.22

Enhanced Reorganization Agreement, dated as of November 19, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, Enhanced Capital Holdings, Inc., a Delaware corporation, and solely for purposes of Section 3.1(c), Michael Korengold.

10.23

Amendment No. 1 to the Enhanced Reorganization Agreement, dated as of December 14, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation.

10.24

Amendment No. 2 to the Enhanced Reorganization Agreement, dated as of December 23, 2020, but effective as of December 14, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation.

10.25

Administrative Services Agreement, dated as of November 19, 2020, by and between Enhanced Capital Group, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation. Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.

10.26

Advisory Agreement, dated as of November 19, 2020, by and between Enhanced Capital Group, LLC, a Delaware limited liability company, and Enhanced Permanent Capital, LLC, a Delaware limited liability company.Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.

10.27	Form of Company Lock-Up Agreement, by and between P10, Inc. and the party listed on the signature page thereto.

21.1*	List of Subsidiaries

23.1

Consent of Independent Registered Public Accounting Firm as to P10 Holdings, Inc (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form S-1/A filed on October 12, 2021, File No. 333-259823).

23.2	Consent of Independent Auditors as to Five Points Capital, Inc (incorporated by reference to Exhibit 23.2 to the Company’s Current Report on Form S-1/A filed on October 12, 2021, File No. 333-259823).

23.3

Consent of Independent Auditors as to TrueBridge Capital Partners, LLC (incorporated by reference to Exhibit 23.3 to the Company’s Current Report on Form S-1/A filed on October 12, 2021, File No. 333-259823).

23.4

Consent of Independent Auditors as to Enhanced Capital Partners, LLC and Enhanced Capital Group, LLC (incorporated by reference to Exhibit 23.4 to the Company’s Current Report on Form S-1/A filed on October 12, 2021, File No. 333-259823).

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: March 18, 2022	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Robert Alpert and C. Clark Webb, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

P10, Inc.

Date: March 18, 2022	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: March 18, 2022	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: March 18, 2022	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2022	By:	/s/ Travis Barnes
Travis Barnes
Director

Date: March 18, 2022	By:	/s/ Edwin Poston
Edwin Poston
Director

Date: March 18, 2022	By:	/s/ William F. Souder, Jr.
William F. Souder, Jr.
Director

Date: March 18, 2022	By:	/s/ Robert B. Stewart, Jr.
Robert B. Stewart, Jr.
Director

Date: March 18, 2022	By:	/s/ Scott Gwilliam
Scott Gwilliam
Director