Form 10-Q
period 2022-03-31
P10, Inc.
filed 2022-05-13
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2022

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

As of May 9, 2022, there were 35,743,597 shares of the registrant's Class A common stock and 81,449,150 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,655	$40,916
Restricted cash	2,017	2,566
Accounts receivable	2,602	2,087
Note receivable	2,776	2,552
Due from related parties	18,871	13,124
Investment in unconsolidated subsidiaries	2,031	1,803
Prepaid expenses and other assets	4,055	4,759
Property and equipment, net	1,149	981
Right-of-use assets	14,193	14,789
Deferred tax assets, net	42,847	45,151
Intangibles, net	122,642	128,788
Goodwill	418,690	418,701
Total assets	$655,528	$676,217
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$742	$401
Accrued expenses	10,714	12,474
Due to related parties	405	2,258
Other liabilities	13,727	1,808
Contingent consideration	23,090	22,963
Deferred revenues	11,929	12,953
Lease liabilities	15,296	15,700
Debt obligations	187,690	212,496
Total liabilities	263,593	281,053
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 35,686,073 issued and 35,686,073 outstanding as of March 31, 2022, and 34,464,920 issued and 34,464,920 outstanding December 31, 2021, respectively	35	34
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 81,630,126 shares issued and 81,506,674 shares outstanding as of March 31, 2022, 82,851,279 shares issued and 82,727,827 shares outstanding as of December 31, 2021, respectively	82	83
Treasury stock	(273)	(273)
Additional paid-in-capital	639,384	650,405
Accumulated deficit	(247,293)	(255,085)
Total stockholders' equity	391,935	395,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$655,528	$676,217

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended March 31,

	2022	2021
REVENUES
Management and advisory fees	$43,027	$32,573
Other revenue	254	195
Total revenues	43,281	32,768
OPERATING EXPENSES
Compensation and benefits	18,494	11,936
Professional fees	2,612	2,731
General, administrative and other	4,112	2,037
Contingent consideration expense	127	28
Amortization of intangibles	6,181	7,484
Strategic alliance expense	152	—
Total operating expenses	31,678	24,216
INCOME FROM OPERATIONS	11,603	8,552
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	—	(215)
Interest expense, net	(1,385)	(5,255)
Other income	329	288
Total other (expense)	(1,056)	(5,182)
Net income before income taxes	10,547	3,370
Income tax expense	(2,755)	(661)
NET INCOME	$7,792	$2,709
Less: preferred dividends attributable to redeemable noncontrolling interest	-	(494)
NET INCOME ATTRIBUTABLE TO P10	$7,792	$2,215

Earnings per share
Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.06	$0.02
Weighted average shares outstanding, basic	117,193	62,465
Weighted average shares outstanding, diluted	121,537	66,577

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2020	62,464	$63	—	$—	—	$—	123	$(273)	$324,310	$(264,259)	$59,841
Stock-based compensation	—	—	—	—	—	—	—	—	424	—	424
Net income attributable to P10	—	—	—	—	—	—	—	—	—	2,215	2,215
Balance at March 31, 2021	62,464	63	—	—	—	$—	123	$(273)	$324,734	$(262,044)	$62,480
											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2021	—	$—	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$395,164
Stock-based compensation	—	—	—	—	—	—	—	—	1,515	—	1,515
Deferred offering costs	—	—	—	—	—	—	—	—	(70)	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	—	—	7,792	7,792
Exchange of Class B common stock for Class A common stock	—	—	1,222	1	(1,220)	(1)	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	—	—	(12,466)	—	(12,466)
Balance at March 31, 2022	—	$—	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$391,935

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,792	$2,709
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,515	424
Depreciation expense	95	66
Amortization of intangibles	6,181	7,484
Amortization of debt issuance costs and debt discount	202	944
Income from unconsolidated subsidiaries	(326)	(220)
Deferred tax expense	2,304	117
Remeasurement of contingent consideration	127	28
Post close purchase price adjustment	11	—
Change in operating assets and liabilities:
Accounts receivable	(515)	(511)
Due from related parties	(5,747)	192
Prepaid expenses and other assets	634	703
Right-of-use assets	596	400
Accounts payable	341	(252)
Accrued expenses	(14,226)	(278)
Due to related parties	(1,853)	(2,200)
Other liabilities	11,919	189
Deferred revenues	(1,024)	134
Lease liabilities	(404)	(453)
Net cash provided by operating activities	7,622	9,476
CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(231)	—
Proceeds from note receivable	7	—
Investments in unconsolidated subsidiaries	—	(2,087)
Proceeds from investments in unconsolidated subsidiaries	98	2,133
Software capitalization	(35)	—
Post-closing payments for Enhanced working capital	—	(1,207)
Purchases of property and equipment	(263)	(22)
Net cash used in investing activities	(424)	(1,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on debt obligations	(25,000)	(7,258)
Payments of contingent consideration	—	(414)
Debt issuance costs	(8)	(27)
Net cash used in financing activities	(25,008)	(7,699)
Net change in cash, cash equivalents and restricted cash	(17,810)	594
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	43,482	12,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$25,672	$13,377

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$398	$4,624
Net cash (received)/paid for income taxes	$(236)	$407
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	—	1,823
Additions to lease liabilities	—	1,823
Accrual for settlement of stock options	12,466	—
Additions to contingent consideration	127	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,655	$12,179
Restricted cash	2,017	1,198
Total cash, cash equivalents and restricted cash	$25,672	$13,377

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10 including the convertible preferred units of P10 Intermediate, as defined below, were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. The number of shares have been retrospectively adjusted within these financial statements to reflect this stock split. The reorganization was considered a transaction between entities under common control. As a result, the consolidated financial statements for periods prior to the reorganization and IPO are the consolidated financial statements of P10 Holdings as the predecessor to P10 for accounting and reporting purposes.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

P10 and its consolidated subsidiaries (the “Company”) operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing support our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively the “Funds”).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

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

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determining whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 7 for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes Holdco, RCP 2, RCP 3, TrueBridge, Bonaccord, and Hark. The assets and liabilities of the consolidated VIEs are presented on a gross basis in the Consolidated Balance Sheets. As a result of the reorganization, it was determined that

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

P10 Intermediate no longer qualifies as a VIE, but would still be consolidated under the voting interest model. This change has been retrospectively adjusted. See Note 7 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. P10 Holdings, P10 Intermediate, Five Points and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

Reclassifications

Certain reclassifications have been made within the Consolidated Financial Statements to conform prior periods with the current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2022, and December 31, 2021, cash equivalents include money market funds of $7.4 million and $10.7 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of March 31, 2022 and December 31, 2021 was primarily cash that is restricted due to certain deposits being held for customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2022 and December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Due from related parties represents receivables from the Funds for management fees earned but not yet received and reimbursable expenses from the Funds. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is equal to contractual amounts owed from a signed, secured promissory note with the Company. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2022 or as of December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. See Note 6 for further discussion surrounding the note receivable.

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

Leases

The Company recognizes a lease liability and right-of-use asset in our Consolidated Balance Sheets for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for various office spaces. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent, lease incentives and certain other existing lease liabilities. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, and the Company would account for this when it is reasonably certain that the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, upon amendments or other events, the Company may be required to remeasure our lease liability and right-of-use asset.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of March 31, 2022, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark. As of March 31, 2022, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord and Hark.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of March 31, 2022, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets. The contingent consideration recorded as of March 31, 2021 on the Consolidated Balance Sheets relates to the TrueBridge acquisition.

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

As of March 31, 2022 and December 31, 2021, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, prepaid assets, accounts payable, accounts receivable and due from related parties approximate fair values due to the short-term maturities of these instruments. The fair value of the credit facilities approximate carrying value based on the interest rates which approximate current market rates. The Company has a contingent consideration liability related to the acquisitions of Hark and Bonaccord that is measured at fair value and is remeasured on a recurring basis. See Note 11 for additional information.

Revenue Recognition

Revenue is recognized when, or as, the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. While the determination of who the customer is in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund for the Company’s significant management and advisory contracts.

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

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements and referral fees. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon the closing of certain opportunities.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities. See Note 17 for additional information. Prior to the IPO, redeemable noncontrolling interests represented third party and related party interests in the Company's consolidated subsidiary, P10 Intermediate. Prior to the conversion of the redeemable convertible preferred shares issued by P10 Intermediate to class B shares, the numerator in the computation of diluted EPS was impacted by the redeemable convertible preferred shares. Under the if converted method, diluted EPS reflects a reduction in earnings that P10 would recognize by owning a smaller percentage of P10 Intermediate when the preferred shares are assumed to be converted.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. RSUs and RSAs stock compensation expense are recorded ratably over the vesting period at the fair market value on the grant date. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as an expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Forfeitures are recognized as they occur.

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

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 3. Acquisitions

Acquisition of Bonaccord

On September 30, 2021, the Company completed the purchase of Bonaccord for total consideration of $56.4 million, which includes cash and contingent consideration. Bonaccord is engaged in the business of acquiring minority interests in alternative asset management companies focused on private market strategies which may include private equity, private client, real estate, and real asset strategies. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$38,927
Contingent consideration	17,435
Total purchase consideration	$56,362

A total of $35.0 million of the cash consideration was financed through an amendment to the term loan under the Facility with HPS Investment Partners, LLC ("HPS"). The additional draw had the same terms as the existing Facility, including the maturity date.

Included in total consideration is $17.4 million of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the contingent consideration expires. Total contingent consideration payments will not exceed $20.0 million.

The fair value was derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of March 31, 2022, the estimated fair value of the remaining contingent consideration totaled $19.2 million, with the increase since acquisition driven primarily by changes in the Company's borrowing rate due to the debt refinancing. See Note 11 for more details.

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord, for 1,113,637 Restricted Stock Units ("Bonaccord Units"), to be allocated and granted to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. As of March 31, 2022, no Bonaccord Units have been allocated to specific employees or vested and no expense has been recorded in the Consolidated Statements of Operations. The Bonaccord Units will be allocated to specific employees as the performance metrics are met.

In connection with the acquisition, the Company incurred a total of $0.5 million of acquisition-related expenses. Total acquisition-related expenses were $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively. These costs are included in professional fees on the Consolidated Statement of Operations.

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

Acquisition of Hark

On September 30, 2021, the Company completed the purchase of Hark for total consideration of $7.2 million, which includes $5.0 million of cash and $2.2 million of estimated contingent consideration, with the fair value based on the scenario based method. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. The provisional fair value consisted of $2.5 million in net assets and $4.7 million in goodwill. The total contingent consideration payment will not exceed $5.4 million.

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants 95,455 Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of March 31, 2022, no Hark Units have vested and no expense has been recorded in the Consolidated Statements of Operations as we have not determined that the achievement of the performance metric is probable.

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

Pro-forma Financial Information

Prior Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of Bonaccord was completed on January 1, 2021:

	For the Three Months Ended March 31,

	2022	2021

Revenue	$43,281	$36,455
Net income attributable to P10	7,792	3,248

Pro-forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued in connection with the acquisition as if the acquisition were completed on January 1, 2021.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended March 31,

	2022	2021
Management and advisory fees	$43,027	$32,573
Subscriptions	162	177
Other revenue	92	18
Total revenues	$43,281	$32,768

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord assumed a SAA. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Fund I, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire equity interests in Bonaccord based on the amount of commitment made to subsequent Funds II and III that ranges from 0.1%-9.9% of equity in Bonaccord. If within 60 days of the final closing of Funds II and III, the third-party has not met specific equity commitments in the SAA, Bonaccord may elect to repurchase the equity interests at fair market value. In addition to this SAA, Bonaccord entered into another agreement with a third-party, similar to a placement fee arrangement, whereby the third party will receive 5% of net management fee revenues for Fund I. This expense is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses. For the three months ended March 31, 2022, the strategic alliance expense reported was $0.2 million. In the three months ended March 31, 2021, there was no strategic alliance expense.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP Partners Holdings, LP ("BCP") to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $2.8 million was drawn as of March 31, 2022 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was no cash paid for interest as of December 31, 2021. Principal payments will be made periodically as mandatorily required payments from available cash flows at BCP. As of March 31, 2022 and December 31, 2021, the outstanding balance was $2.8 million and $2.6 million, respectively. The Company recognized interest income of $0.1 million and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively. This is presented in other revenue on the Consolidated Statement of Operations.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $398.6 million and $413.2 million as of March 31, 2022 and December 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $47.2 million and $53.6 million as of March 31, 2022 and December 31, 2021, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of March 31, 2022, investment in unconsolidated subsidiaries totaled $2.0 million, of which $0.2 million related to ECG’s tax credit finance businesses and $1.8 million related to ECG’s asset management businesses. As of December 31, 2021, investment in unconsolidated subsidiaries totaled $1.8 million, of which $1.6 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.3 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, ECG made $0 capital contributions and received distributions of $0.1 million.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the three months ended March 31, 2022, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of March 31,	As of December 31,

	2022	2021
Computers and purchased software	$471	$387
Furniture and fixtures	633	461
Leasehold improvements	576	601
Other	3	3
	$1,683	$1,452
Less: accumulated depreciation	(534)	(471)
Total property and equipment, net	$1,149	$981

Note 10. Goodwill and Intangibles

Changes in goodwill for the three months ended March 31, 2022 are as follows:

Balance at December 31, 2021	$418,701
Purchase price adjustment	(11)
Increase from acquisitions	-
Balance at March 31, 2022	$418,690

Intangibles consists of the following:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,440	(2,187)	19,253
Management and advisory contracts	151,166	(66,575)	84,591
Technology	8,195	(6,777)	1,418
Total finite-lived intangible assets	180,801	(75,539)	105,262
Total intangible assets	$198,181	$(75,539)	$122,642

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

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits are expected to arise. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

Remainder of 2022	$18,479
2023	21,155
2024	17,590
2025	13,807
2026	10,878
Thereafter	23,353
Total amortization	$105,262

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$23,090	$23,090
Total liabilities	$-	$-	$23,090	$23,090

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,963	$22,963
Total liabilities	$-	$-	$22,963	$22,963

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended March 31, 2022 and December 31, 2021.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Three Months Ended March 31,	For the Year Ended December 31,
	2022	2021
Balance, beginning of year:	$22,963	$593
Additions	-	19,625
Change in fair value	127	3,472
Settlements	-	(727)
Balance, end of period:	$23,090	$22,963

The fair value of the contingent consideration liability represents the fair value of future payments upon satisfaction performance targets. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability primarily relate to the expected future payments of obligations with a discount rate applied. The contingent consideration liability is included in contingent consideration on the Consolidated Balance Sheets. Changes in the fair value of the liability are included in contingent consideration expense on the Consolidated Statements of Operations.

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	March 31,	December 31,
	2022	2021
Gross revolving credit facility state tax credits	$—	$-
Debt issuance costs	(4)	(8)
Revolving credit facility state tax credits, net	$(4)	$(8)
Revolver facility	$65,900	$90,900
Debt issuance costs	(2,802)	(3,163)
Revolver facility, net	$63,098	$87,737
Term Loan	$125,000	$125,000
Debt issuance costs	(404)	(233)
Term loan, net	$124,596	$124,767
Total debt obligations	$187,690	$212,496

Refinancing

On December 22, 2021, the Company extinguished its debt outstanding with HPS, as described below in the Credit and Guaranty Facility section and simultaneously entered into a new credit agreement with JP Morgan Chase Bank, N.A. ("JP Morgan") in order to gain more favorable interest terms. The Company used the proceeds from the new credit agreement with JP Morgan not only to repay the outstanding balance with HPS but also to repay the notes payable to sellers as described below in the Notes Payable to Sellers section.

Revolving Credit Facility State Tax Credits

Enhanced State Tax Credit Fund III, LLC, a subsidiary of ECG, has a $10 million revolving credit facility with a regional financial institution the funds from which can be used solely for the purchase of allocable state tax credits from various state tax credit incentive programs. The facility bears interest at 0.25% above the Prime Rate and matures on June 15, 2022. As of March 31, 2022 and December 31, 2021, the credit facility had an outstanding balance of $0.0 million and $0.0 million, respectively, and is reported net of unamortized debt issuance costs on our Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company’s investment in allocable state tax credits was $0 and $0. For the three months ended March 31, 2022 and 2021 $0 and $0 interest expense was incurred, respectively.

Notes Payable to Sellers

On October 5, 2017, the Company issued Secured Promissory Notes Payable (“2017 Seller Notes”) in the amount of $81.3 million to the owners of RCP 2 in connection with the acquisition of that entity. The 2017 Seller Notes were set to mature on January 15, 2025. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the 2017 Sellers Notes.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

On January 3, 2018, the Company issued Secured Promissory Notes Payable (“2018 Seller Notes”) in the amount of $22.1 million to the owners of RCP 3 in connection with the acquisition of that entity. The 2018 Seller Notes were set to mature on January 15, 2025. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the 2018 Sellers Notes.

On January 3, 2018, the Company issued tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3 in connection with the acquisition of that entity. The TAB Payments were set to mature on April 15, 2037. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the TAB Payments.

The 2017 Seller Notes, the 2018 Seller Notes and the TAB Payments are collectively referred to as “Notes Payable to Sellers” on our Consolidated Financial Statements.

Noncash interest expense was recorded on a periodic basis for the Notes Payable to Sellers. During the three months ended March 31, 2022 and March 31, 2021, we recorded combined interest expense on the 2018 Seller Notes and 2017 Seller Notes in the amount of $0, $0.2 million, respectively. During the three months ended March 31, 2022, we recorded $0 in interest expense related to the TAB Payments. For the three months ended March 31, 2021, we recorded $0.2 million on the TAB Payments.

Credit and Guaranty Facility

The Company’s subsidiary, Holdco, entered into the Credit and Guaranty Facility (the "Facility") with HPS as administrative agent and collateral agent on October 7, 2017. The Facility initially provided for a $130.0 million senior secured credit facility in order to refinance the existing debt obligations of RCP Advisors and provide for the financing to repay the Seller Notes due resulting from the acquisition of RCP Advisors. The Facility provided for a $125 million five-year term, subject to certain EBITDA levels and conditions, and a $5 million one-year line of credit. The line of credit was repaid and subsequently expired during 2018. Holdco was permitted to draw up to $125 million in aggregate on the term loan in tranches through July 31, 2019.

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

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a new credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature.

Both facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 0.10%. The

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. The Company elected a six month SOFR rate at the time of draw for the term loan and a one month SOFR rate for the Revolver Facility at the time of draw. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of March 31, 2022, P10 was in compliance with its financial covenants required under the facility. In February 2022, the Company repaid $25 million of the principal balance outstanding on the revolving credit facility. As of March 31, 2022, the balance drawn on the revolving credit facility is $65.9 million and on the term loan, the balance is $125.0 million. The balance as of December 31, 2021 was $90.9 million on the revolving credit facility and $125 million on the term loan. For the three months ended March 31, 2022 and March 31, 2021, $0.9 million and $0 of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of March 31, 2022 are as follows:

2022	$-
2023	6,250
2024	6,250
2025	178,400
$190,900

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits, the Credit and Guaranty Facility, and the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Credit and Guaranty Facility as of March 31, 2022 and December 31, 2021 were $0 and $0, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of March 31, 2022 and December 31, 2021 were $4 thousand and $8 thousand, respectively. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of March 31, 2022 and December 31, 2021 were $3.2 million and $3.4 million, respectively.

Amortization expense related to debt issuance costs totaled $0.2 million for the three months ended March 31, 2022 and $0.7 million for the three months ended March 31, 2021. This is reported in interest expense, net on the Consolidated Statements of Operations. During the three months ended March 31, 2022 and March 31, 2021, we recorded $8 thousand and $0.1 million in debt issuance costs, respectively, which is included in debt obligations on the Consolidated Balance Sheets.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three months ended March 31, 2022 and March 31, 2021, respectively.

Effective April 1, 2020, P10 Intermediate paid a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0.1 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. This management fee was terminated effective October 20, 2021 when the Company's redeemable noncontrolling interest was converted to Class B shares in connection with the Company's IPO.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of March 31, 2022, the total accounts receivable from the Funds totaled $3.1 million, of which $1.8 million related to

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

reimbursable expenses and $1.4 million related to fees earned but not yet received. As of December 31, 2021, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021, ECG will receive additional advisory fees from Enhanced PC totaling $1.6 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. For the three months ended March 31, 2022 and March 31, 2021, advisory fees earned or recognized under this agreement were $4.3 million and $4.8 million, respectively, and are reported in management and advisory fees on the Consolidated Statement of Operations. As of March 31, 2022 and December 31, 2021, the receivable balance was $13.6 million and $9.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $2.2 million and $2.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Systems, Inc, parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and CPF will pay an advisory fee to Enhanced. The Company recognized $0.4 million for the three months ended March 31, 2022, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the three months ended March 31, 2021.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

The Company utilizes services from Altvia, a technology platform for private capital markets. For the three months ended March 31, 2022 and March 31, 2021 the Company paid Altvia $0.1 million and $0.1 million respectively.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $0.8 million for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021.

The following table presents information regarding the Company’s operating leases as of March 31, 2022:

Operating lease right-of-use assets	$14,193
Operating lease liabilities	$15,296
Cash paid for lease liabilities	$586
Weighted-average remaining lease term (in years)	7.54
Weighted-average discount rate	4.65%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The future contractual lease payments as of March 31, 2022 are as follows:

Remainder of 2022	$1,599
2023	2,937
2024	3,184
2025	2,028
2026	1,690
Thereafter	8,061
Total undiscounted lease payments	19,499
Less discount	(3,243)
Less construction allowance	(960)
Total lease liabilities	$15,296

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

Note 15. Income Taxes

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

Based on these methodologies, the Company’s effective income tax rate for the three months ended March 31, 2022 and 2021 was 25.82% and 22.98%, respectively. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income taxes.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2022, the Company has recorded a $12.8 million valuation allowance against deferred tax assets. There was no change to the valuation allowance during the period.

The Company monitors federal and state legislative activity and other developments that may impact our tax positions and their relation to the income tax provision. Any impacts will be recorded in the period in which the legislation is enacted or new regulations are issued. The Company is subject to examination by the United States Internal Revenue Service as well as state and local tax authorities. The Company is not currently under audit.

Note 16. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan, our previously existing equity compensation plan. The Plan provides for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Incentive Plan ("2018 Plan"), for a total of 9,300,000 shares (previously unadjusted for the stock split of 12,000,000). The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units and restricted stock awards. Options previously granted under the 2018 Incentive Plan vest over a period of up to five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

difference between the common stock’s fair market value on the exercise date and the option price. All future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan.

On March 15, 2022, the Board of Directors approved the settlement of 1.1 million options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million. This is presented in other liabilities on the Consolidated Balance Sheets.

A summary of stock option activity for the period ended March 31, 2022 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722
Granted	1,323,733	12.28
Exercised	—	—
Settled	(1,120,000)	0.41
Expired/Forfeited	—	—
Outstanding as of March 31, 2022	7,299,669	$5.95	8.08	$43,865,350
Exercisable as of March 31, 2022	363,445	$4.09	6.67	$2,920,165

The weighted average assumptions used in calculating the fair value of stock options granted during the three months ended March 31, 2022 and March 31, 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	35.40%	41.70%
Risk-free interest rate	1.83%	0.79%
Expected dividend yield	0.00%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSAs that have not vested. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2021	36,033	$11.24
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	36,033	$11.24

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2021	59,654	$12.74
Granted	508,135	12.30
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	567,789	$12.35

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense was $1.5 million and $0.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2022 was $7.5 million and is expected to be recognized over a weighted average period of 3.05 years. Any future forfeitures will impact this amount.

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate. This is only applicable for the three months ended March 31, 2021 as the preferred shares of P10 Intermediate converted to Class B common shares effective with the IPO.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended March 31,

	2022	2021
Numerator:
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$7,792	$1,643
Denominator:
Denominator for basic calculation—Weighted- average shares	117,193	62,465
Weighted shares assumed upon exercise of stock options	4,344	4,112
Denominator for earnings per share assuming dilution	121,537	66,577
Earnings per share—basic	$0.07	$0.03
Earnings per share—diluted	$0.06	$0.02

The computations of diluted earnings per share excluded 0.2 million options for the three months ended March 31, 2022 and 3.0 million options for the three months ended March 31, 2021, because the options and restricted stock units were anti-dilutive. See Note 3 for more information related to the restricted stock units.

Note 18. Redeemable Noncontrolling Interest

In connection with the closing of the acquisition of Five Points on April 1, 2020, the Company formed a new subsidiary, P10 Intermediate, which was the acquiring entity of Five Points. On April 1, 2020, P10 Intermediate issued three series (A, B and C) of redeemable convertible preferred shares. On October 2, 2020 and December 14, 2020, P10 Intermediate issued two additional series (D and E) in connection with the acquisitions of TrueBridge and Enhanced. The preferred shares on an as-if-converted basis represented approximately 40.9% of the aggregate issued and outstanding share capital of P10 Intermediate with P10 owning the remaining 59.1% through its 100% ownership of the outstanding common stock of P10 Intermediate. The third-party ownership interest represented a noncontrolling interest in P10 Intermediate, which the Company had a controlling interest in. Dividends on the preferred shares were recognized as preferred dividends attributable to redeemable non-controlling interest in our Consolidated Statements of Operations. In connection with the IPO on October 20, 2021, all preferred shares were contractually converted to Class B common shares.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 19. Subsequent Events

As further described in Note 16, on April 4, 2022, the Company made the cash payment to settle its liability with the grantee for their stock options.

The Board of Directors of the Company has declared a quarterly cash dividend of $0.03 per share of Class A and Class B common stock, payable on June 20, 2022, to the holders of record as of the close of business on May 31, 2022.

The Company announced that its Board of Directors has authorized a stock buyback program pursuant to which P10 may purchase up to $20 million of P10’s outstanding shares of Class A Common Stock, par value $0.001 per share. P10 intends to fund the program through available cash balances and future operating cash flows. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of its Class A Common Stock, trading volume, ongoing assessment of P10’s working capital needs, general market conditions, and other factors. The buyback program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2021, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q due to the effects of acquisitions which occurred during the year ended December 31, 2021, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. This quarterly report reflects the historical results of operations and financial position of P10 Holdings, our predecessor for accounting purposes, prior to the Reorganization and IPO. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2021, particularly in "Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to fiscal 2022 and 2021 are to our fiscal years ended December 31, 2022 and 2021, respectively.

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

During 2020, we completed several acquisitions to expand the private market solutions available to our investors. On April 1, 2020, we completed our acquisition of Five Points to serve as our Private Credit solution (which also offers certain private equity solutions). On October 2, 2020, we completed our acquisition of TrueBridge Capital Partners, LLC (TrueBridge) to serve as our Venture Capital solution. On December 14, 2020, we completed our acquisition of 100% of the equity interest in Enhanced Capital Group, LLC (ECG) to serve as our Impact Investing solution. These acquisitions were accounted for as business combinations, and these entities are reported as consolidated subsidiaries of P10. Additionally, on December 14, 2020, we completed our acquisition of approximately 49% of the voting interests and 50% of the economic interests in ECP, which is a related party of ECG. As we only acquired a non-controlling interest in ECP, it is reported as an equity method investment in accordance with ASC 323, Equity Method and Joint Ventures (“ASC 323").

On September 30, 2021, we completed the acquisitions of Hark Capital Advisors, LLC (Hark) and Bonaccord Capital Advisors, LLC (Bonaccord) to further expand on solutions available to our investors. The effect of these acquisitions is reflected in our Consolidated Balance Sheet at December 31, 2021 and the Consolidated Statement of Operations from September 30, 2021 to December 31, 2021. These acquisitions were accounted for as business combinations and are reported as consolidated subsidiaries of P10.

On October 20, 2021, P10 Holdings, in connection with its IPO, completed a reorganization and restructure. In connection with the reorganization, P10 became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. Net proceeds from the sale of our Class A common stock, after deducting underwriting discounts and commissions but before expenses was approximately $129.4 million. Of the proceeds, $86.8 million was used to pay down outstanding term loan debt, $12.4 million was used to pay off RCP Seller's Notes, $1.1 million was used to cash settle certain option awards, $1.0 million was used to fund the dividend on P10 Intermediate's preferred stock and $4.5 million was used to pay expenses incurred in connection with the offering.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for the Term Loan in an aggregate principal amount of $125 million and Revolver Facility in an aggregate principal amount of $125 million with a four year term and an additional $125 million accordion feature. The variable interest rate is 210 basis points over the SOFR. Borrowings were used to pay down the outstanding balance under the previous credit facility with HPS and related transaction expenses, pay off Seller's Notes related to the RCP acquisition and to finance working capital needs and for general corporate purposes. During the first quarter of 2022, the Company paid down $25 million of the outstanding balance under the Revolver Facility and as of March 31, 2022, the outstanding balance was $65.9 million.

As of March 31, 2022, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 41 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 200+ fund managers, 375+ private market funds and 1,900+ portfolio companies. We have 45 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,000 funds, 42,000 individual transactions, 28,000 private companies and 250,000 financial metrics. As of March 31, 2022, PES managed $10.0 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 20+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 540+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 12 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of March 31, 2022, VCS managed $4.6 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 82 investors. We currently have 35 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $4.8 billion into 700+ projects, supporting 390+ businesses across 38 states, Washington DC and Puerto Rico since 2000. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets will generate 16 billion KWh of renewable energy over the lifetime of the portfolio. As of March 31, 2022, IIS managed $1.7 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 25 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 240+ investors across 7 active investment vehicles and 185+ portfolio companies with over $1.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 45+ active sponsor relationships and have 60+ platform investments. As of March 31, 2022, PCS managed $1.3 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $10.9 billion of our FPAUM as of March 31, 2022.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $5.4 billion of our FPAUM as of March 31, 2022.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.3 billion of our FPAUM as of March 31, 2022.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision makers (our Co-Chief Executive Officers) evaluate financial performance and make decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets in which we operate, as well as changes in global economic conditions and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments. With interest rates remaining historically low, we continue to see investors turning towards alternative investments to achieve higher yields.

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

We earn management and advisory fees based on a percentage of investors’ capital commitments in our funds or deployed capital. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in selected cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees ("catch up fees") on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

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

Strategic alliance expense is included in operating expenses. This expense is driven by a Strategic Alliance Agreement (SAA) that Bonaccord had entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings and net distributable carried interest at the time of acquisition.

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

Income Tax Expense

Income tax expense is comprised of current and deferred tax expense. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our private credit vehicles earn management fees on deployed capital. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$43,027	$32,573	$10,454	32%
Other revenue	254	195	59	30%
Total revenues	43,281	32,768	10,513	32%
OPERATING EXPENSES
Compensation and benefits	18,494	11,936	6,558	55%
Professional fees	2,612	2,731	(119)	(4)%
General, administrative and other	4,112	2,037	2,075	102%
Contingent consideration expense	127	28	99	354%
Amortization of intangibles	6,181	7,484	(1,303)	(17)%
Strategic alliance expense	152	—	152	100%
Total operating expenses	31,678	24,216	7,462	31%

INCOME FROM OPERATIONS	11,603	8,552	3,051	36%

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	—	(215)	215	(100)%
Interest expense, net	(1,385)	(5,255)	3,870	(74)%
Other income	329	288	41	100%
Total other (expense)	(1,056)	(5,182)	4,126	(80)%
Net income before income taxes	10,547	3,370	7,177	213%
Income tax expense	(2,755)	(661)	(2,094)	317%
NET INCOME	$7,792	$2,709	$5,083	188%

Revenues

Three Months Ended March 31, 2022 and March 31, 2021

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended March 31, 2022 and March 31, 2021. For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, revenues increased $10.5 million or 32% due to higher management fees primarily from the impact of organic growth of $6.7 million across RCP, TrueBridge, and Five Points as well as $3.8 million driven by the acquisition of Hark and Bonaccord in 2021.

Management and advisory fees increased $10.5 million, or 32%, to $43.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due primarily to organic growth at RCP, TrueBridge, and Five Points of $6.7 million driven by increases in FPAUM, primarily from capital raised and additional fund closings. The acquisitions of Bonaccord and Hark on September 30, 2021, contributed management fee and advisory revenues of $3.8 million. Catch up fees for the three months ended March 31, 2022 were $0.7 million associated with the fund closings at TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.1 million or 30% to $0.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 driven primarily by an increase of $0.1 million of interest income in other revenue.

	For the Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$18,494	$11,936	$6,558	55%
Professional fees	2,612	2,731	(119)	(4)%
General, administrative, and other	4,112	2,037	2,075	102%
Contingent consideration expense	127	28	99	354%
Amortization of intangibles	6,181	7,484	(1,303)	(17)%
Strategic alliance expense	152	—	152	100%
Total operating expenses	$31,678	$24,216	$7,462	31%

Operating Expenses

For the Three Months Ended March 31, 2022 and March 31, 2021

Total operating expenses increased by $7.5 million, or 31%, to $31.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to increases in compensation and benefits as well as general, administrative, and other offset by fully amortized intangible assets at RCP and declining amortization expense of intangibles at ECG.

Compensation and benefits expense increased by $6.6 million, or 55%, to $18.5 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was driven by a number of factors. The acquisitions of Hark and Bonaccord on September 30, 2021 added $2.2 million of compensation expense in the first quarter of 2022. Five Points made a $1.7 million one time payment to buyout the employment contracts for the prior partners during the first quarter of 2022. Stock compensation expense increased by $1.1 million, due to RSUs and stock options issued to employees during the first quarter of 2022 as well as RSAs issued in late 2021. There was a $0.7 million increase associated with the build out of P10 back office to meet the compliance needs of a public company. The final driver is a $1.0 million increase associated with an increase in headcount across all subsidiaries.

Professional fees decreased by $0.1 million, or 4%, to $2.6 million. The similar expense for the three months ended March 31, 2022 compared to 2021 due to the slower acquisition activity in both first quarters. The primary cost in professional fees for the three months ended March 31, 2022 and 2021 are audit fees incurred associated with year end reporting.

General, administrative and other increased by $2.1 million, or 102% to $4.1 million, due primarily to the increase of $0.7 million in D&O insurance driven by the IPO transaction at the end of 2021, $0.3 million due to the acquisitions of Hark and Bonaccord, and $0.3 million of additional rent expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The remaining $0.5 million increase was individually insignificant increases in cost at each subsidiary driven by an additional leased office space, insurance costs, and general operations.

Contingent consideration expense increased $0.1 million, to $0.1 million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was driven by remeasurement during the first quarter of 2022 of the contingent consideration payable in connection with the acquisitions of Hark and Bonaccord.

Amortization of intangibles decreased by $1.3 million, or (17)%, to $6.2 million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease is due to $1.8 million less in expense in the first quarter of 2022 as compared to 2021 at RCP due to fully amortized intangible assets and at ECG due to declining amortization expense. This was offset by an addition of $0.5 million in amortization expense driven by the acquisitions of Hark and Bonaccord on September 30, 2021.

Other Income/(Expense)

For the Three Months Ended December 31, 2021 and December 31, 2020

Other expenses decreased by $4.1 million, or (80)%, to $1.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily driven by the early extinguishment of the credit and guaranty facility on December 22, 2021. The credit and guaranty facility incurred interest at a rate of 7%. This was replaced with the revolving credit facility and term loan which incurs interest at a base rate of 2.1% plus SOFR. The decline in interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is a function both of lower interest rates as well as $65.1 million less in outstanding interest-bearing principal as of March 31, 2022. The lower principal balance was a result of the paydown of debt with IPO proceeds and operating cash flow during the last year.

Income Tax Expense

For the Three Months Ended March 31, 2022 and March 31, 2021

Income tax expense increased by $2.1 million to $2.8 million for the three months ended March 31, 2022 compared to an expense of $0.7 million for the three months ended March 31, 2021. The increase was primarily due to the increase of pre-tax income during 2022.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on a pro forma basis as if Hark and Bonaccord were acquired on January 1, 2021.

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
	(in millions)	(in millions)
Balance, Beginning of Period	$17,263	$13,351
Add:
Acquisitions	—	—
Capital raised (1)	496	476
Capital deployed (2)	224	81
Net Asset Value Change (3)	4	4
Less:
Scheduled fee base stepdowns	(79)	(32)
Expiration of fee period	(316)	(12)
Balance, End of period	$17,592	$13,868

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
	(in millions)	(in millions)
Balance, Beginning of Period	$17,263	$12,706
Add:
Acquisitions	—	—
Capital raised (1)	496	356
Capital deployed (2)	224	68
Net Asset Value Change (3)	4	4
Less:
Scheduled fee base stepdowns	(79)	(32)
Expiration of fee period	(316)	(12)
Balance, End of period	$17,592	$13,090

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of March 31, 2022

FPAUM increased $0.3 billion, or 1.9%, to $17.6 billion on a pro forma basis and $0.3 billion or 1.9% to $17.6 billion on an actual basis for the three months ended March 31, 2022, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions of $720 million offset by $395 million of step downs and expirations at RCP and TrueBridge. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

FPAUM as of March 31, 2021

FPAUM increased $0.5 billion, or 3.9%, to $13.9 billion on a pro forma basis for the three months ended March 31, 2021, due primarily to an increase in capital raised from our private equity, venture capital and impact investment solutions. FPAUM increased $0.4 billion, or 3.0%, to $13.1 billion on an actual basis for the three months ended March 31, 2021, due primarily to an increase in capital raised and deployed from our private equity and venture capital investment solutions of $424 million offset by $44 million in step downs and expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12 - 24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
The effects of income taxes.

Adjusted Net Income in 2021 reflects the cash payments made for interest, which differs significantly from total interest expense that includes non-cash interest on the non-interest-bearing Seller Notes related to our acquisitions of RCP 2 and RCP 3 that existed. Similarly, the cash income taxes paid during the periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three
	Months Ended
	March 31,
	2022	2021
	(in thousands)
Net income	$7,792	$2,215
Add back (subtract):
Depreciation & amortization	6,276	7,551
Interest expense, net	1,385	5,470
Income tax expense	2,755	661
Non-recurring expenses	2,730	798
Non-cash stock based compensation	1,515	424

Adjusted EBITDA	22,453	17,119
Less:
Cash interest expense	(398)	(4,624)
Cash income taxes, net of taxes related to acquisitions	236	(407)
Adjusted Net Income	$22,291	$12,088

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	March 31,	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cash and cash equivalents	$23,655	$40,916	$(17,261)	(42)%
Goodwill and other intangibles	541,332	547,489	(6,157)	(1)%
Total assets	655,528	676,217	(20,689)	(3)%
Debt obligations	187,690	212,496	(24,806)	(12)%
Stockholders’ equity	$391,935	$395,164	$(3,229)	(1)%

There was a decrease in cash and cash equivalents of $17.3 million from December 31, 2021 to $23.7 million as of March 31, 2022 primarily due to the paydown of $25 million on the revolving credit facility principal balance in February 2022. There was a decrease in goodwill and intangible assets of $6.2 million due to amortization of intangibles during the three months ended March 31, 2022. Remaining total assets increased in the same period by $2.7 million. The increase of $2.7 million is driven by an increase in accounts receivable from related parties which is entirely due to ECG's Advisory

Agreement with Enhanced PC and Crossroads. Debt obligations declined by $24.8 million which is driven by a $25.0 million principal pay down in February 2022 on the revolving credit facility which is offset by additional debt issuance costs.

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

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125 million accordion feature available in the credit agreement.

Both facilities are Term SOFR Loans. The Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. The Company elected a six month SOFR rate at the time of draw for the term loan and a one month SOFR rate for the Revolver Facility at the time of draw. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of March 31, 2022, P10 was in compliance with its financial covenants required under the facility. In February 2022, the Company repaid $25 million of the principal balance outstanding on the revolving credit facility. As of March 31, 2022, the balance drawn on the revolving credit facility is $65.9 million and on the term loan, the balance is $125.0 million. For the three months ended March 31, 2022 and March 31, 2021, $0.9 million and $0 interest expense was incurred, respectively.

Cash Flows

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table reflects our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$7,622	$9,476	$(1,855)	(20)%
Net cash used in investing activities	(424)	(1,183)	759	(64)%
Net cash used in financing activities	(25,008)	(7,699)	(17,309)	225%

Increase (decrease) in cash and cash equivalents and restricted cash	$(17,810)	$594	$(18,405)	(3,098)%

Operating Activities

Three Months Ended March 31, 2022 and March 31, 2021

Cash from operating activities decreased $1.9 million or (20)%, to $7.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The components of this net decrease primarily consisted of the following changes in operating assets and liabilities:

•
An increase of $5.0 million in net income driven primarily by organic growth;
•
An increase in stock based compensation expense of $1.1 million;
•
An increase in due from related parties of $5.7 million, primarily attributable to ECG's advisory agreement with Enhanced PC;
•
A decrease in due to related parties of $1.8 million;

Investing activities

Three Months Ended March 31, 2022 and March 31, 2021

The cash used in investing activities decreased by $0.8 million, or (64)% to ($0.4) million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease in cash used was due almost entirely to the 2021 post-closing adjustment to the ECG working capital. There was no acquisition activity at the end of 2021 to carry over into 2022.

Financing Activities

Three Months Ended March 31, 2022 and March 31, 2021

We recorded a net $25.0 million for the three months ended March 31, 2022 for cash used in financing activities, as compared to cash used in financing activities of $7.7 million for the three months ended March 31, 2021. The $25.0 million of cash used in 2022 was entirely driven by the pay down in principal on the revolving credit facility in February 2022.

Future Sources and Uses of Liquidity

We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our external financing activities.

Off Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Operating lease obligations (1)	$19,499	$1,599	$2,937	$3,184	$2,028	$1,690	$8,061
Debt obligations (2)	190,900	—	6,250	6,250	178,400	—	—
Total	$210,399	$1,599	$9,187	$9,434	$180,428	$1,690	$8,061

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

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

Interest Rate Risk

As of March 31, 2022, we had $190.9 million in outstanding principal under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On March 31, 2022, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $1.4 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

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

P10, Inc.

Date: May 13, 2022	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: May 13, 2022	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)