Form 10-Q
period 2022-06-30
P10, Inc.
filed 2022-08-15
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 38,654,972 shares of the registrant's Class A common stock, par value $0.001, and 78,539,705 shares of the registrant's Class B common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,613	$40,916
Restricted cash	1,731	2,566
Accounts receivable	6,668	2,854
Note receivable	2,811	2,552
Due from related parties	23,616	12,357
Investment in unconsolidated subsidiaries	2,253	1,803
Prepaid expenses and other assets	3,665	4,759
Property and equipment, net	2,359	981
Right-of-use assets	13,591	14,789
Deferred tax assets, net	39,376	45,151
Intangibles, net	116,541	128,788
Goodwill	418,690	418,701
Total assets	$654,914	$676,217
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,190	$401
Accrued expenses	10,478	12,474
Due to related parties	800	2,258
Other liabilities	983	1,808
Contingent consideration	22,950	22,963
Deferred revenues	12,523	12,953
Lease liabilities	15,787	15,700
Debt obligations	187,913	212,496
Total liabilities	252,624	281,053
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 37,307,745 issued and 37,307,745 outstanding as of June 30, 2022, and 34,464,920 issued and 34,464,920 outstanding as of December 31, 2021, respectively	37	34
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 79,885,002 shares issued and 79,761,550 shares outstanding as of June 30, 2022, and 82,851,279 shares issued and 82,727,827 shares outstanding as of December 31, 2021, respectively	80	83
Treasury stock	(273)	(273)
Additional paid-in-capital	638,585	650,405
Accumulated deficit	(236,139)	(255,085)
Total stockholders' equity	402,290	395,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$654,914	$676,217

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
REVENUES
Management and advisory fees	$46,451	$33,517	$89,478	$66,090
Other revenue	287	471	541	666
Total revenues	46,738	33,988	90,019	66,756
OPERATING EXPENSES
Compensation and benefits	17,815	12,337	36,309	24,273
Professional fees	2,740	3,406	5,352	6,137
General, administrative and other	4,250	2,215	8,362	4,252
Contingent consideration expense	(140)	132	(13)	160
Amortization of intangibles	6,153	7,484	12,334	14,968
Strategic alliance expense	153	—	305	—
Total operating expenses	30,971	25,574	62,649	49,790
INCOME FROM OPERATIONS	15,767	8,414	27,370	16,966
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	—	(219)	—	(434)
Interest expense, net	(1,525)	(5,245)	(2,910)	(10,500)
Other income	791	257	1,120	545
Total other (expense)	(734)	(5,207)	(1,790)	(10,389)
Net income before income taxes	15,033	3,207	25,580	6,577
Income tax expense	(3,879)	(734)	(6,634)	(1,395)
NET INCOME	$11,154	$2,473	$18,946	$5,182
Less: preferred dividends attributable to redeemable noncontrolling interest	—	(495)	-	(989)
NET INCOME ATTRIBUTABLE TO P10	$11,154	$1,978	$18,946	$4,193

Earnings per share
Basic earnings per share	$0.10	$0.02	$0.16	$0.05
Diluted earnings per share	$0.09	$0.02	$0.16	$0.05
Dividends paid per share	$0.03	$—	$0.03	$—
Weighted average shares outstanding, basic	117,193	62,465	117,193	62,465
Weighted average shares outstanding, diluted	120,981	66,742	121,259	66,660

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2020	62,464	$63	—	$—	—	$—	123	$(273)	$324,310	$(264,259)	$59,841
Stock-based compensation	—	—	—	—	—	—	—	—	424	—	424
Net income attributable to P10	—	—	—	—	—	—	—	—	—	2,215	2,215
Balance at March 31, 2021	62,464	$63	—	$—	—	$—	123	$(273)	$324,734	$(262,044)	$62,480
Stock-based compensation	—	—	—	—	—	—	—	—	568	—	568
Net income attributable to P10	—	—	—	—	—	—	—	—	—	1,978	1,978
Balance at June 30, 2021	62,464	$63	—	$—	—	$—	123	$(273)	$325,302	$(260,066)	$65,026
											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2021	—	$—	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	395,164
Stock-based compensation	—	—	—	—	—	—	—	—	1,515	—	1,515
Deferred offering costs	—	—	—	—	—	—	—	—	(70)	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	—	—	7,792	7,792
Exchange of Class B common stock for Class A common stock	—	—	1,222	1	(1,220)	(1)	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	—	—	(12,466)	—	(12,466)
Balance at March 31, 2022	—	$—	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$391,935
Stock-based compensation	—	—	—	—	—	—	—	—	2,717	—	2,717
Net income attributable to P10	—	—	—	—	—	—	—	—	—	11,154	11,154
Exchange of Class B common stock for Class A common stock	—	—	1,622	2	(1,622)	(2)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	(1)	—	(1)
Dividends paid	—	—	—	—	—	—	—	—	(3,515)	—	(3,515)
Balance at June 30, 2022	—	$—	37,308	$37	79,885	$80	123	$(273)	$638,585	$(236,139)	$402,290

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,946	$5,182
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,232	992
Depreciation expense	205	134
Amortization of intangibles	12,334	14,968
Amortization of debt issuance costs and debt discount	425	1,872
Income from unconsolidated subsidiaries	(1,110)	(527)
Deferred tax expense	5,775	206
Remeasurement of contingent consideration	(13)	160
Post close purchase price adjustment	11	—
Change in operating assets and liabilities:
Accounts receivable	(3,816)	(3,453)
Due from related parties	(11,259)	(1,820)
Prepaid expenses and other assets	1,025	758
Right-of-use assets	2,088	806
Accounts payable	789	(426)
Accrued expenses	(1,996)	937
Due to related parties	(1,458)	(1,100)
Other liabilities	(825)	(39)
Deferred revenues	(430)	(134)
Lease liabilities	(1,752)	(912)
Net cash provided by operating activities	23,171	17,604
CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(266)	—
Proceeds from note receivable	7	—
Investments in unconsolidated subsidiaries	—	(2,637)
Proceeds from investments in unconsolidated subsidiaries	660	3,552
Software capitalization	(87)	—
Post-closing payments for Enhanced working capital	—	(1,519)
Purchases of property and equipment	(634)	(39)
Net cash used in investing activities	(320)	(643)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt obligations	—	952
Repayments on debt obligations	(25,000)	(10,266)
Payment of preferred stock dividends	—	(719)
Payments of contingent consideration	—	(518)
Cash settlement of stock options	(12,466)	—
Dividends paid	(3,515)	—
Debt issuance costs	(8)	(27)
Net cash used in financing activities	(40,989)	(10,578)
Net change in cash, cash equivalents and restricted cash	(18,138)	6,383
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	43,482	12,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$25,344	$19,166

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,290	$9,157
Net cash paid for income taxes	$428	$3,592
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	890	1,823
Additions to lease liabilities	1,839	1,823
Additions to capex for leasehold improvements	949	—
Dividends declared	1	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,613	$18,035
Restricted cash	1,731	1,131
Total cash, cash equivalents and restricted cash	$25,344	$19,166

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

The direct and indirect subsidiaries of the Company include P10 Holdings, P10 Intermediate Holdings, LLC (“P10 Intermediate”), which owns the subsidiaries P10 RCP Holdco, LLC (“Holdco”), Five Points Capital, Inc. (“Five Points”), TrueBridge Capital Partners, LLC (“TrueBridge”), Enhanced Capital Group, LLC (“ECG”), Bonaccord Capital Advisors, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark") and P10 Advisors, LLC ("P10 Advisors").

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

In June 2022, we formed P10 Advisors, a fully consolidated subsidiary, to manage investment opportunities that are sourced across the P10 platform but do not fit within an existing investment mandate.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. P10 Holdings, P10 Intermediate, Five Points, P10 Advisors and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2022, and December 31, 2021, cash equivalents include money market funds of $7.5 million and $10.7 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of June 30, 2022 and December 31, 2021 was primarily cash that is restricted due to certain deposits being held by the Company for its customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of June 30, 2022 and December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Due from related parties represents receivables from the Funds for reimbursable expenses. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP ("Advisory Agreement") where ECG provides advisory services to Enhanced PC are reflected in due from related parties on the Consolidated Balance Sheets. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is equal to contractual amounts owed from a signed, secured promissory note with Bonaccord. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of June 30, 2022 or December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of June 30, 2022, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark. As of June 30, 2022, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord and Hark.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

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

As of June 30, 2022 and December 31, 2021, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

Dividends

Dividends are reflected in the consolidated financial statements when declared.

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

Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides amendments to ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment model with a current expected credit loss (“CECL”) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance must be applied using the modified retrospective adoption method on January 1, 2023, with early adoption permitted. We are evaluating the effects of these amendments on our financial reporting.

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022. We are evaluating the effects of these amendments on our financial reporting.

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. We are evaluating the effects of these amendments on our financial reporting.

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

The fair value was derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of June 30, 2022, the estimated fair value of the remaining contingent consideration totaled $19.1 million, with the increase since acquisition driven primarily by changes in the Company's borrowing rate due to the debt refinancing. See Note 11 for more details.

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for 1,113,637 Restricted Stock Units ("Bonaccord Units") to be allocated and granted to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. As of June 30, 2022, certain performance metrics have been met however, no units have been allocated to specific employees. Therefore, no expense has been recorded in the Consolidated Statements of Operations.

In connection with the acquisition, the Company incurred a total of $0.7 million of acquisition-related expenses. Of the total acquisition-related expenses, $0.2 million and $0.2 million were recorded during the three and six months ended June 30, 2022 and $0 and $0 for the three and six months ended June 30, 2021, respectively. These costs are included in professional fees on the Consolidated Statements of Operations.

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

In connection with the acquisition, Bonaccord assumed a Strategic Alliance Agreement ("SAA"), providing a third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I") and any subsequent fund, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. See Note 5 for more information.

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

At the time of the acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants 95,455 Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of June 30, 2022, no Hark Units have vested and no expense has been recorded in the Consolidated Statements of Operations as we have not determined that the achievement of the performance metric is probable.

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

Pro-forma Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of Bonaccord was completed on January 1, 2021:

	For the Six Months Ended June 30,

	2022	2021

Revenue	$90,019	$80,874
Net income attributable to P10	18,946	7,966

Pro forma adjustments include revenue and net income of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued or repaid in connection with the acquisition as if the acquisition was completed on January 1, 2021.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Management and advisory fees	$46,451	$33,517	$89,478	$66,090
Subscriptions	166	156	328	333
Other revenue	121	315	213	333
Total revenues	$46,738	$33,988	$90,019	$66,756

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord assumed a SAA. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity. The maximum commitment requirement has been met as of June 30, 2022 with the first close of Fund II. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II. Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of June 30, 2022 as Fund III has not yet had its final close. If commitment conditions to Funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time. For the three and six months ended June 30, 2022, the strategic alliance expense reported was $0.2 million and $0.3 million, respectively. In the three and six months ended June 30, 2021, there was no strategic alliance expense. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP Partners Holdings, LP ("BCP") to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $2.8 million was drawn as of June 30, 2022 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was no cash paid for interest as of December 31, 2021 and the outstanding balance was capitalized to the note receivable. Principal payments will be made periodically as mandatorily required payments from available cash flows at BCP. As of June 30, 2022 and December 31, 2021, the outstanding balance was $2.8 million and $2.6 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three and six months ended June 30, 2022. The Company recognized no interest income for the three and six months ended June 30, 2021, as the note did not yet exist. This is presented in other revenue on the Consolidated Statement of Operations.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $400.6 million and $413.2 million as of June 30, 2022 and December 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $48.5 million and $53.6 million as of June 30, 2022 and December 31, 2021, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities, and their creditors do not generally have recourse to the assets of P10.

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

As of June 30, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $2.1 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses. As of December 31, 2021, investment in unconsolidated subsidiaries totaled $1.8 million, of which $1.6 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.8 million and $1.1 million for the three and six months ended June 30, 2022 and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, ECG made $0 and $0 capital contributions and received distributions of $0.6 million and $0.7 million, respectively.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the three and six months ended June 30, 2022, ECG made $0 and $0 of capital contributions and received distributions of $0 and $0, respectively.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of June 30,	As of December 31,

	2022	2021
Computers and purchased software	$443	$387
Furniture and fixtures	830	461
Leasehold improvements	1,548	601
Other	3	3
	$2,824	$1,452
Less: accumulated depreciation	(465)	(471)
Total property and equipment, net	$2,359	$981

Note 10. Goodwill and Intangibles

Changes in goodwill for the six months ended June 30, 2022 is as follows:

Balance at December 31, 2021	$418,701
Purchase price adjustment	(11)
Increase from acquisitions	-
Balance at June 30, 2022	$418,690

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Intangibles consists of the following:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,440	(2,589)	18,851
Management and advisory contracts	151,166	(72,189)	78,977
Technology	2,298	(965)	1,333
Total finite-lived intangible assets	174,904	(75,743)	99,161
Total intangible assets	$192,284	$(75,743)	$116,541

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,440	(1,785)	19,655
Management and advisory contracts	151,166	(60,934)	90,232
Technology	8,160	(6,639)	1,521
Total finite-lived intangible assets	180,766	(69,358)	111,408
Total intangible assets	$198,146	$(69,358)	$128,788

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

Remainder of 2022	$12,320
2023	21,155
2024	17,590
2025	13,807
2026	10,878
Thereafter	23,411
Total amortization	$99,161

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of June 30, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,950	$22,950
Total liabilities	$-	$-	$22,950	$22,950

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,963	$22,963
Total liabilities	$-	$-	$22,963	$22,963

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended June 30, 2022 and December 31, 2021.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Six Months Ended June 30,	For the Year Ended December 31,
	2022	2021
Balance, beginning of year:	$22,963	$593
Additions	-	19,625
Change in fair value	(13)	3,472
Settlements	-	(727)
Balance, end of period:	$22,950	$22,963

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	June 30,	December 31,
	2022	2021
Gross revolving credit facility state tax credits	$—	$-
Debt issuance costs	—	(8)
Revolving credit facility state tax credits, net	$—	$(8)
Revolver facility	$65,900	$90,900
Debt issuance costs	(2,615)	(2,981)
Revolver facility, net	$63,285	$87,919
Term Loan	$125,000	$125,000
Debt issuance costs	(372)	(415)
Term loan, net	$124,628	$124,585
Total debt obligations	$187,913	$212,496

The table below summarizes the terms of the debt obligations.

	June 30, 2022
						Weighted
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
Term Loan	12/22/2025	$125,000	$125,000	$—	$124,628	2.35%
Revolver Facility	12/22/2025	125,000	65,900	59,100	63,285	2.62%
Total		$250,000	$190,900	$59,100	$187,913

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

Revolving Credit Facility State Tax Credits

Enhanced State Tax Credit Fund III, LLC, a subsidiary of ECG, had a $10 million revolving credit facility with a regional financial institution restricted solely for the purchase of allocable state tax credits from various state tax credit incentive programs. The facility bore interest at 0.25% above the Prime Rate and matured on June 15, 2022. The facility was not renewed upon maturity. There was no outstanding balance nor any interest incurred as of June 30, 2022 and December 31, 2021 respectively.

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

On January 3, 2018, the Company issued tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3 in connection with the acquisition of that entity. The TAB Payments were set to mature on April 15,

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

2023. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the TAB Payments.

The 2017 Seller Notes, the 2018 Seller Notes and the TAB Payments are collectively referred to as “Notes payable to sellers” on our Consolidated Financial Statements.

Non-cash interest expense was recorded on a periodic basis for the Notes Payable to Sellers. During the three and six months ended June 30, 2022, we recorded $0 and $0, respectively, and for the three and six months ended June 30, 2021, we recorded $0.1 million and $0.4 million, respectively, in interest expense related to the TAB Payments.

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

Both facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.10%. The Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities. Certain P10 subsidiaries are encumbered by this debt agreement.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of June 30, 2022, P10 was in compliance with its financial covenants required under the facility. In February 2022, the Company repaid $25 million of the principal balance

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

outstanding on the revolving credit facility. As of June 30, 2022, the balance drawn on the revolving credit facility is $65.9 million and on the term loan, the balance is $125.0 million. The balance as of December 31, 2021 was $90.9 million on the revolving credit facility and $125 million on the term loan. For the three and six months ended June 30, 2022 $1.3 million and $2.5 million of interest expense was incurred, respectively. For the three and six months ended June 30, 2021, $0 and $0 of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of June 30, 2022 are as follows:

2022	$—
2023	6,250
2024	6,250
2025	178,400
$190,900

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits, the Credit and Guaranty Facility, and the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Credit and Guaranty Facility as of June 30, 2022 and December 31, 2021 were $0 and $0, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of June 30, 2022 and December 31, 2021 were $0 and $8 thousand, respectively. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of June 30, 2022 and December 31, 2021 were $3.0 million and $3.4 million, respectively. This is included in debt obligations on the consolidated balance sheets.

Amortization expense related to debt issuance costs totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2022 and $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively, and are included within interest expense, net on the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2022 and June 30, 2021, we recorded $0.1 million and $0.1 million in debt issuance costs, respectively, which is included in debt obligations on the consolidated balance sheets.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the six months ended June 30, 2022 and June 30, 2021, respectively.

Effective April 1, 2020, P10 Intermediate paid a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0.1 million and $0.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. This management fee was terminated effective October 20, 2021 when the Company's redeemable noncontrolling interest was converted to Class B shares in connection with the Company's IPO.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of June 30, 2022, the total accounts receivable from the Funds totaled $5.2 million, of which $3.0 million related to reimbursable expenses and $2.2 million related to fees earned but not yet received. As of December 31, 2021, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize. The costs are then removed from the balance sheet and expensed on the Consolidated Statement of Operations. The management fees described here are included in accounts receivable on the Consolidated Balance Sheet and the reimbursable expenses are included in due from related parties on the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021, ECG will receive additional advisory fees from Enhanced PC totaling $22.0 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. For the three and six months ended June 30, 2022, advisory fees earned or recognized under this agreement were $5.5 million and $11.1 million, respectively, and are reported in management and advisory fees on the Consolidated Statement of Operations. For the three and six months ended June 30, 2021, advisory fees earned or recognized under this agreement were $4.75 million and $9.5 million, respectively. As of June 30, 2022 and December 31, 2021, the receivable balance was $18.1 million and $9.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG will pay ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $2.4 million and $4.6 million for the three and six months ended June 30, 2022 and $2.4 million and $5.2 million for the three and six months ended June 30, 2021, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Systems, Inc, parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and CPF will pay an advisory fee to Enhanced. The Company recognized $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the three and six months ended June 30, 2021.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2022 and $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

The following table presents information regarding the Company’s operating leases as of June 30, 2022:

Operating lease right-of-use assets	$13,591
Operating lease liabilities	$15,787
Cash paid for lease liabilities	$1,168
Weighted-average remaining lease term (in years)	7.51
Weighted-average discount rate	4.49%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The future contractual lease payments as of June 30, 2022 are as follows:

Remainder of 2022	$1,082
2023	2,976
2024	3,222
2025	2,066
2026	1,727
Thereafter	8,977
Total undiscounted lease payments	20,050
Less discount	(3,319)
Less construction allowance	(944)
Total lease liabilities	$15,787

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

Based on these methodologies, the Company’s effective income tax rate for the six months ended June 30, 2022 was 25.94%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income taxes.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2022, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the six months ended June 30, 2022.

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

Note 16. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan ("2018 Plan"), our previously existing equity compensation plan. The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units and restricted stock awards. Options previously granted under the 2018 Plan cliff vest over a period of four or five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

date equal to the difference between the common stock’s fair market value on the exercise date and the option price. Terms of all future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan. Awards granted under the 2018 Plan continue to follow the 2018 Plan.

The 2018 Plan provided for an initial 6,300,000 shares (adjusted for the reverse stock split). The Plan provided for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Incentive Plan for a total of 9,300,000 shares. On June 17, 2022 at the Annual Meeting of Stockholders, the shareholders authorized an additional 5,000,000 of shares from the Plan creating a total of 14,300,000 shares.

On March 15, 2022, the Board of Directors approved the settlement of 1.1 million options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million. This was paid on June 15, 2022.

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722
Granted	1,323,733	12.28
Exercised	—	—
Settled	(1,120,000)	0.41
Expired/Forfeited	(20,650)	10.31
Outstanding as of June 30, 2022	7,279,019	$5.76	7.77	$41,195,852
Exercisable as of June 30, 2022	363,445	$4.09	6.67	$2,920,165

The weighted average assumptions used in calculating the fair value of stock options granted during the six months ended June 30, 2022 and June 30, 2021 were as follows:

	For the Six Months Ended June 30,
	2022	2021
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	35.40%	41.70%
Risk-free interest rate	1.98%	0.79%
Expected dividend yield	0.00%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2021	36,033	$11.24
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2022	36,033	$11.24

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

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2021	59,654	$12.74
Granted	508,135	12.30
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2022	567,789	$12.35

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense for the three and six months ended June 30, 2022 was $2.7 million and $4.2 million and for the three and six months ended June 30, 2021 was $0.6 million and $1.0 million, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2022 was $11.5 million and is expected to be recognized over a weighted average period of 2.8 years. Any future forfeitures will impact this amount.

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate. This is only applicable for the three and six months ended June 30, 2021 as the preferred shares of P10 Intermediate converted to Class B common shares effective with the IPO.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
Numerator:
Numerator for earnings per share assuming dilution	$11,154	$1,501	$18,946	$3,146
Denominator:
Denominator for basic calculation—Weighted- average shares	117,193	62,465	117,193	62,465
Weighted shares assumed upon exercise of stock options	3,788	4,277	4,066	4,195
Denominator for earnings per share assuming dilution	120,981	66,742	121,259	66,660
Earnings per share—basic	$0.10	$0.02	$0.16	$0.05
Earnings per share—diluted	$0.09	$0.02	$0.16	$0.05

The computations of diluted earnings per share excluded options to purchase 1.4 million and 1.0 million shares of common stock for the three and six months ended June 30, 2022 and 2.9 million and 2.9 million shares for the three and six months ended June 30, 2021, respectively, because the options were anti-dilutive.

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

Note 19. Subsequent Events

On July 27, 2022, the Company paid down $12.0 million of the principal balance outstanding on the Revolver Facility reducing the outstanding balance from $65.9 million to $53.9 million.

The Board of Directors of the Company has declared a quarterly cash dividend of $0.03 per share of Class A and Class B common stock, payable on September 20, 2022, to the holders of record as of the close of business on August 29, 2022.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after June 30, 2022, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for the Term Loan in an aggregate principal amount of $125 million and Revolver Facility in an aggregate principal amount of $125 million with a four year term and an additional $125 million accordion feature. The variable interest rate is 210 basis points over the SOFR. Borrowings were used to pay down the outstanding balance under the previous credit facility with HPS and related transaction expenses, pay off Seller's Notes related to the RCP acquisition and to finance working capital needs and for general corporate purposes. During the first quarter of 2022, the Company paid down $25 million of the outstanding balance under the Revolver Facility and as of June 30, 2022, the outstanding balance was $65.9 million. In July 2022, the Company paid down an additional $12 million of the outstanding balance under the Revolver Facility.

As of June 30, 2022, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit and real assets. The PES investment team, which is comprised of 38 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 200+ fund managers, 400+ private market funds and 1,900+ portfolio companies. We have 42 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,000 funds, 43,000 individual transactions, 29,000 private companies and 260,000 financial metrics. As of June 30, 2022, PES managed $10.4 billion of Fee Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 20+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 540+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 14 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of June 30, 2022, VCS managed $5.1 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 82 investors. We currently have 35 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $4.8 billion into 750+ projects, supporting 400+ businesses across 38 states since 2000. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets have generated over 781 million KWh of renewable energy over the lifetime of the portfolio. As of June 30, 2022, IIS managed $1.7 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 24 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 270+ investors across 11 active investment vehicles and 70+ portfolio companies with over $1.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 45+ active sponsor relationships and have 60+ platform investments. As of June 30, 2022, PCS managed $1.3 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $11.1 billion of our FPAUM as of June 30, 2022.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $6.1 billion of our FPAUM as of June 30, 2022.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.3 billion of our FPAUM as of June 30, 2022.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision makers (our Co-Chief Executive Officers) evaluate financial performance and make decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets in which we operate, as well as changes in global economic conditions and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments. With interest rates continuing to rise and the global economy outlook remaining uncertain, we continue to see investors turning towards alternative investments to achieve consistent and higher yields with our contractually guaranteed fee rate.

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

Results of Operations

For the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$46,451	$33,517	$12,934	39%	$89,478	$66,090	$23,388	35%
Other revenue	287	471	(184)	(39)%	541	666	(125)	(19)%
Total revenues	46,738	33,988	12,750	38%	90,019	66,756	23,263	35%
OPERATING EXPENSES
Compensation and benefits	17,815	12,337	5,478	44%	36,309	24,273	12,036	50%
Professional fees	2,740	3,406	(666)	(20)%	5,352	6,137	(785)	(13)%
General, administrative and other	4,250	2,215	2,035	92%	8,362	4,252	4,110	97%
Contingent consideration expense	(140)	132	(272)	(206)%	(13)	160	(173)	(108)%
Amortization of intangibles	6,153	7,484	(1,331)	(18)%	12,334	14,968	(2,634)	(18)%
Strategic alliance expense	153	—	153	100%	305	—	305	100%
Total operating expenses	30,971	25,574	5,397	21%	62,649	49,790	12,859	26%

INCOME FROM OPERATIONS	15,767	8,414	7,353	87%	27,370	16,966	10,404	61%

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	—	(219)	219	(100)%	—	(434)	434	(100)%
Interest expense, net	(1,525)	(5,245)	3,720	(71)%	(2,910)	(10,500)	7,590	(72)%
Other income	791	257	534	208%	1,120	545	575	106%
Total other (expense)	(734)	(5,207)	4,473	(86)%	(1,790)	(10,389)	8,599	(83)%
Net income before income taxes	15,033	3,207	11,826	369%	25,580	6,577	19,003	289%
Income tax expense	(3,879)	(734)	(3,145)	428%	(6,634)	(1,395)	(5,239)	376%
NET INCOME	$11,154	$2,473	$8,681	351%	$18,946	$5,182	$13,764	266%

Revenues

Three Months Ended June 30, 2022 and June 30, 2021

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended June 30, 2022 and June 30, 2021. For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, revenues increased $12.8 million or 38% due to both higher management fees primarily from the impact of organic 2022 growth as well as 2021 acquisitions of Hark and Bonaccord.

Management fees increased $12.9 million, or 39%, to $46.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due primarily to organic growth efforts in 2022, which contributed management fee and advisory revenues of $9.1 million. This growth is driven by increases in FPAUM, primarily from additional fund closings and capital raised. The remaining increase of $3.8 million represents an increase in the Company’s management fees due to the acquisitions of Hark and Bonaccord in September 2021. Catch up fees during the second quarter of 2022 were $1.8 million associated with the fund closings at TrueBridge and RCP. Catch up fees were $0.3 million during the second quarter of 2021.

Other revenues, which represent ancillary elements of our business, decreased by $0.2 million or 39% to $0.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 driven primarily by ad hoc referral fees.

Six Months Ended June 30, 2022 and June 30, 2021

Total revenues increased $23.3 million, or 35%, to $90.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to higher management and advisory fees, largely attributable to organic growth as well as our acquisitions, partially offset by a small decrease in other revenues.

Management fees increased by $23.4 million, or 35%, to $89.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due primarily to organic growth of FPAUM, which contributed $15.8 million to management fee and advisory revenues, in total. Revenue also increased by $7.6 million due to the acquisitions of Hark and Bonaccord in September 2021. Catch up fees for the six months ended June 30, 2022 were $2.5 million associated with the fund closings at TrueBridge and RCP. Catch up fees were $1.2 million during the six months ended June 30, 2021.

Other revenues decreased by $0.1 million, or 19% to $0.5 million, from the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily attributable to a decrease in ad hoc referral fees.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$17,815	$12,337	$5,478	44%	$36,309	$24,273	$12,036	50%
Professional fees	2,740	3,406	$(666)	(20)%	5,352	6,137	(785)	(13)%
General, administrative, and other	4,250	2,215	$2,035	92%	8,362	4,252	4,110	97%
Contingent consideration expense	(140)	132	$(272)	(206)%	(13)	160	(173)	(108)%
Amortization of intangibles	6,153	7,484	$(1,331)	(18)%	12,334	14,968	(2,634)	(18)%
Strategic alliance expense	153	—	$153	100%	305	—	305	100%
Total operating expenses	$30,971	$25,574	$5,397	21%	$62,649	$49,790	$12,859	26%

Operating Expenses

Three Months Ended June 30, 2022 and June 30, 2021

Total operating expenses increased by $5.4 million, or 21%, to $31.0 million, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily driven by increases in compensation and benefits and general and administrative expenses associated with the growth of P10 since acquiring Hark and Bonaccord in September 2021 and
D&O insurance driven by the IPO transaction at the end of 2021.

Compensation and benefits expense increased by $5.5 million, or 44%, to $17.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The acquisition of Hark and Bonaccord in September 2021 brought an additional $1.9 million of compensation expense. The remaining $3.6 million increase is recognized across the existing entities. Stock compensation accounts for $2.2 million of the $3.6 million increase. This was driven by RSUs and stock options granted to employees during the first quarter of 2022 as well as RSAs granted in late 2021. There was a $0.5 million increase associated with the build out of P10 back office to meet compliance needs of a public company. The final driver is a $1.0 million increase associated with an increase in headcount across all subsidiaries.

Professional fees decreased by $0.7 million, or 20% to $2.7 million. This is primarily driven by timing of acquisitions. The acquisition of Enhanced occurred so late in 2020 that the Company incurred professional fees well into 2021. Whereas, the acquisitions of Hark and Bonaccord were the only acquisitions of 2021 and did not close until the last day of the third quarter.

General, administrative and other increased by $2.0 million, or 92% to $4.3 million and was primarily due to the increase of insurance expense as noted above in D&O insurance driven by the IPO transaction at the end of 2021. This added an additional $0.7 million of expense compared to the second quarter of 2021. The acquisitions of Hark and Bonaccord brought an additional $0.5 million of expense. The Company entered into two new leases since June 30, 2021 which added an additional $0.3 million of expense. The remaining $0.5 million of additional general and administrative expense is derived from additional IT expenses and increased travel since last year.

Amortization of intangibles decreased by $1.3 million, or 18% to $6.2 million, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease is driven by a fully amortized intangible asset at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This is offset by added intangible assets at Bonaccord and Hark following their acquisitions in September 2021.

The SAA at Bonaccord added an additional $0.2 million of expense in the second quarter of 2022.

Six Months Ended June 30, 2022 and June 30, 2021

Total operating expenses increased by $12.9 million, or 26%, to $62.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to increases in compensation and benefits and general and administrative expenses and offset by a decrease in amortization expense of intangible assets. This is primarily driven by increases in stock compensation associated with RSU, RSA and stock option grants at the end of 2021 and beginning of 2022 as well as insurance expense associated with D&O insurance driven by the IPO transaction at the end of 2021. The acquisitions of Hark and Bonaccord in September 2021 also contributed to these increases.

Compensation and benefits expense increased by $12.0 million, or 50%, to $36.3 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The acquisitions of Hark and Bonaccord made up $4.2 million of this increase. Another $3.2 million consisted of stock compensation expense related to RSUs and stock options issued to employees during the first quarter of 2022 as well as RSAs issued in late 2021. There was a $1.6 million increase associated with the build out of P10 back office to meet compliance needs of a public company. An additional $1.6 million related to increases in headcount across all subsidiaries. Finally, Five Points made a $1.7 million one time payment to buyout the employment contracts for the prior partners during the first quarter of 2022.

Professional fees decreased by $0.8 million, or 13%, to $5.4 million primarily due to timing of acquisitions as we had less acquisition-related professional fees in the first half of 2022 as compared to 2021.

General, administrative and other increased by $4.1 million, or 97% to $8.4 million. The acquisitions of Hark and Bonaccord added an additional $0.8 million of expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. As previously mentioned, D&O insurance added an additional $1.3 million of expense related to the IPO transaction. Additional office space in New York added $0.6 million of rent expense. The additional $1.4 million of expense relates to increased costs associated with expanded headcount and increased travel expenses.

Amortization of intangibles decreased by $2.6 million, or 18%, to $12.3 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease is driven by a fully amortized intangible asset at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This is offset by added intangible assets at Bonaccord and Hark following their acquisitions in September 2021.

The SAA at Bonaccord added an additional $0.3 million of expense in 2022.

Other Income (Expense)

Three Months Ended June 30, 2022 and June 30, 2021

Other expenses decreased $4.5 million, or 86%, to $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a $3.7 million decrease in interest expense related to the extinguishment and replacement of the credit and guaranty facility with the revolver and term loan facility. The credit and guaranty facility incurred interest at a rate of 7%. This was replaced with the revolving credit facility and term loan which incurs interest at a base rate of 2.1% plus SOFR. The decline in interest expense for the three months ended June 30 2022, as compared to the three months ended June 30, 2021 is a function both of lower interest rates as well as $65.1 million less in outstanding interest-bearing principal as of June 30, 2022. The lower principal balance was a result of the paydown of debt with IPO proceeds and operating cash flow during the last year. P10 completed an additional pay down of $12 million of principal on the revolving credit facility in July 2022. There was also a $0.5 million increase in income from unconsolidated subsidiaries at ECG.

Six Months Ended June 30, 2022 and June 30, 2021

Other expenses decreased by $8.6 million, or 83%, to $1.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to a $7.6 million decrease in interest expense related to the debt refinance mentioned in the above paragraph that took place in December 2021. Other income increased by $0.6 million driven by ECG’s increase income from unconsolidated subsidiaries in the first six months of 2021.

Income Tax/Benefit Expense

Three Months Ended June 30, 2022 and June 30, 2021

Income tax expense increased by $3.1 million to $3.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to higher net income during the 2022 period.

Six Months Ended June 30, 2022 and June 30, 2021

Income tax expense increased by $5.2 million to $6.6 million for the six months ended June 30, 2022 compared to a benefit of $1.5 million for the six months ended June 30, 2021. The increase was primarily due to higher net income during 2022.

FPAUM

The following table provides a period-to-period roll-forward of our fee earning AUM on a pro forma basis as if Hark and Bonaccord were acquired on January 1, 2021.

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$17,593	$13,712	$17,263	$13,269
Add:
Acquisitions	—	—	—	—
Capital raised (1)	944	1,340	1,440	1,741
Capital deployed (2)	212	190	435	271
Net Asset Value Change (3)	4	3	8	7
Less:
Scheduled fee base stepdowns	(30)	(130)	(109)	(162)
Expiration of fee period	(269)	(32)	(585)	(43)
Balance, End of period	$18,454	$15,083	$18,452	$15,083

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee-earning AUM on an actual basis.

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$17,593	$12,935	$17,263	$12,624
Add:
Acquisitions	—	—	—	—
Capital raised (1)	944	1,161	1,440	1,443
Capital deployed (2)	212	190	435	258
Net Asset Value Change (3)	4	3	8	7
Less:
Scheduled fee base stepdowns	(30)	(85)	(109)	(117)
Expiration of fee period	(269)	(32)	(585)	(43)
Balance, End of period	$18,454	$14,172	$18,452	$14,172

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of June 30, 2022

FPAUM increased $0.8 billion, or 4.9%, to $18.5 billion on a pro forma basis and actual basis for the three months ended June 30, 2022. This increase is due primarily to an increase in capital raised from our private equity and venture capital solutions. FPAUM increased $1.2 billion, or 6.9%, to $18.5 billion on a pro forma basis and $1.2 billion or 6.9% to $18.5 billion on an actual basis for the six months ended June 30, 2022, due primarily to an increase in capital raised from our private equity and venture capital solutions. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
The effects of income taxes.

Adjusted Net Income in 2021 reflects the cash payments made for interest, which differs significantly from total interest expense that includes non-cash interest on the non-interest-bearing Seller Notes related to our acquisitions of RCP 2 and RCP 3 that existed. Similarly, the cash income taxes paid during the 2022 and 2021 periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three		For the Six Months
	Months Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$11,154	$1,978	$18,946	$4,193
Add back (subtract):
Depreciation & amortization	6,264	7,551	12,540	15,102
Interest expense, net	1,525	5,464	2,910	10,934
Income tax expense	3,878	734	6,633	1,395
Non-recurring expenses	207	612	2,938	1,411
Non-cash stock based compensation	2,717	568	4,232	992

Adjusted EBITDA	25,745	16,907	48,199	34,027
Less:
Cash interest expense	(1,892)	(4,533)	(2,290)	(9,157)
Cash income taxes, net of taxes related to acquisitions	(664)	(740)	(428)	(1,147)
Adjusted Net Income	$23,190	$11,634	$45,481	$23,723

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	June 30,	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cash and cash equivalents	$23,613	$40,916	$(17,303)	(42)%
Goodwill and other intangibles	535,231	547,489	(12,258)	(2)%
Total assets	654,914	676,217	(21,303)	(3)%
Debt obligations	187,913	212,496	(24,583)	(12)%
Stockholders’ equity	$402,290	$395,164	$7,126	2%

There was a decrease in cash from $40.9 million as of December 31, 2021 to $23.6 million as of June 30, 2022 due to the paydown of $25 million on the revolving credit facility principal balance in February 2022 and a $3.5 million dividend payment in June 2022 offset by excess operating cash flows. There was a decrease in goodwill and intangible assets of $12.3 million due to amortization of intangibles during the six months ended June 30, 2022. Remaining total assets increased in the same period by $8.3 million. This was primarily driven by amounts due to related parties increased by $12.7 million due to the Advisory Agreement between ECG and Enhanced PC that is discussed in Note 13 of our consolidated financial statements.

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

As of June 30, 2022, the Term Loan is incurring interest at a SOFR rate of 2.61%. As of June 30, 2022, the Revolver Facility is split into three tranches. The first tranche has a principal balance of $12.0 million and incurs interest at a SOFR rate of 1.59% for a one month period through July 2022. The second tranche has a principal balance of $40.0 million and incurs interest at a SOFR rate of 1.43% for a three month period through August 2022. The third tranche has a principal balance of $13.9 million and incurs interest at a SOFR rate of 2.10% for a three month period through September 2022.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of June 30, 2022, P10 was in compliance with its financial covenants required under the facility. In February 2022, the Company repaid $25 million of the principal balance outstanding on the revolving credit facility. As of June 30, 2022, the balance drawn on the revolving credit facility is $65.9 million and on the term loan, the balance is $125.0 million. For the three and six months ended June 30, 2022 and June 30, 2021, $2.5 million and $0 and $1.6 million and $0 interest expense was incurred, respectively. On July 27, 2022, the $12.0 million tranche of debt on the Revolver Facility incurring interest on a one month period was repaid in full.

Cash Flows

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table reflects our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,

	2022	2021	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$23,171	$17,604	$5,567	32%
Net cash used in investing activities	(320)	(643)	323	(50)%
Net cash used in financing activities	(40,989)	(10,578)	(30,411)	287%

Increase (decrease) in cash and cash equivalents and restricted cash	$(18,138)	$6,383	$(24,521)	(384)%

Operating Activities

Cash from operating activities increased $5.6 million or 32%, to $23.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The components of this net increase primarily consisted of a $13.8 million increase in net income and the following changes in operating assets and liabilities:

•
An increase of $5.8 million in due from related parties driven primarily by the receivable from the Advisory Agreement between ECG and ECP as further discussed in Note 13;
•
An increase in expense for deferred taxes of $5.6 million primarily driven by reduction of deferred tax assets;
•
An increase of $4.0 million in accounts receivable driven by closing of new funds at the end of the quarter and collections in arrears;
•
A decrease in amortization of intangibles of $2.6 million driven by a fully amortized intangible asset at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This is offset by added intangible assets at Bonaccord and Hark following their acquisitions in September 2021.

Investing activities

The cash used in investing activities increased by $0.3 million, or (50)% to $0.3 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase in the cash used was due almost entirely to the increased note receivable balance as discussed in Note 6 coupled with an increase of purchases in property and equipment attributable to leasehold improvements on the newly rented spaces in New York and North Carolina.

Financing Activities

We used a net $41.0 million of cash for the six months ended June 30, 2022 for financing activities, as compared to cash used in financing activities of $10.6 million for the six months ended June 30, 2021 due primarily to the pay down of $25.0 million on the Revolving Facility in the first quarter of 2022. We also settled 1.1 million stock options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million and paid a dividend of $3.5 million.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Operating lease obligations (1)	$20,050	$1,082	$2,976	$3,222	$2,066	$1,727	$8,977
Debt obligations (2)	190,900	—	6,250	6,250	178,400	—	—
Total	$210,950	$1,082	$9,226	$9,472	$180,466	$1,727	$8,977

1)
We lease office space under agreements that expire periodically through 2032. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
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

Interest Rate Risk

As of June 30, 2022, we had $190.9 million in outstanding principal under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On June 30, 2022, the interest rate on these borrowings was 2.10% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $0.5 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.

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

P10, Inc.

Date: August 15, 2022	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer