Form 10-Q
period 2022-09-30
P10, Inc.
filed 2022-11-14
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 40,911,332 shares of the registrant's Class A common stock, par value $0.001, and 76,142,326 shares of the registrant's Class B common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,415	$40,916
Restricted cash	1,347	2,566
Accounts receivable	5,407	2,854
Note receivable	4,001	2,552
Due from related parties	30,359	12,357
Investment in unconsolidated subsidiaries	2,137	1,803
Prepaid expenses and other assets	3,596	4,759
Property and equipment, net	2,513	981
Right-of-use assets	13,052	14,789
Deferred tax assets, net	37,321	45,151
Intangibles, net	110,449	128,788
Goodwill	418,690	418,701
Total assets	$648,287	$676,217
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,901	$401
Accrued expenses	4,958	6,009
Accrued compensation and benefits	8,818	6,465
Due to related parties	1,519	2,258
Other liabilities	602	1,808
Contingent consideration	24,330	22,963
Deferred revenues	12,748	12,953
Lease liabilities	15,425	15,700
Debt obligations	170,774	212,496
Total liabilities	241,075	281,053
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 41,390,836 issued and 41,102,331 outstanding as of September 30, 2022, and 34,464,920 issued and 34,464,920 outstanding as of December 31, 2021, respectively	41	34
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 76,266,513 shares issued and 76,143,061 shares outstanding as of September 30, 2022, and 82,851,279 shares issued and 82,727,827 shares outstanding as of December 31, 2021, respectively	76	83
Treasury stock	(3,439)	(273)
Additional paid-in-capital	641,055	650,405
Accumulated deficit	(230,521)	(255,085)
Total stockholders' equity	407,212	395,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$648,287	$676,217

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
REVENUES
Management and advisory fees	$49,479	$37,939	$138,957	$104,029
Other revenue	517	206	1,058	872
Total revenues	49,996	38,145	140,015	104,901
OPERATING EXPENSES
Compensation and benefits	23,984	14,055	60,293	38,328
Professional fees	4,064	2,901	9,416	9,038
General, administrative and other	4,031	2,667	12,393	6,919
Contingent consideration expense	1,380	(26)	1,367	134
Amortization of intangibles	6,153	7,484	18,487	22,452
Strategic alliance expense	124	—	429	—
Total operating expenses	39,736	27,081	102,385	76,871
INCOME FROM OPERATIONS	10,260	11,064	37,630	28,030
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	—	(223)	—	(657)
Interest expense, net	(2,358)	(5,261)	(5,268)	(15,761)
Other income	183	257	1,303	802
Total other (expense)	(2,175)	(5,227)	(3,965)	(15,616)
Net income before income taxes	8,085	5,837	33,665	12,414
Income tax expense	(2,468)	(1,759)	(9,102)	(3,154)
NET INCOME	$5,617	$4,078	$24,563	$9,260
Less: preferred dividends attributable to redeemable noncontrolling interest	—	(494)	-	(1,483)
NET INCOME ATTRIBUTABLE TO P10	$5,617	$3,584	$24,563	$7,777

Earnings per share
Basic earnings per share	$0.05	$0.04	$0.21	$0.09
Diluted earnings per share	$0.05	$0.04	$0.20	$0.08
Dividends paid per share	$0.03	$—	$0.06	$—
Weighted average shares outstanding, basic	117,210	62,465	117,210	62,465
Weighted average shares outstanding, diluted	121,532	66,788	121,362	66,703

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2020	62,464	$63	—	$—	—	$—	123	$(273)	$324,310	$(264,259)	$59,841
Stock-based compensation	—	—	—	—	—	—	—	—	424	—	424
Net income attributable to P10	—	—	—	—	—	—	—	—	—	2,215	2,215
Balance at March 31, 2021	62,464	$63	—	$—	—	$—	123	$(273)	$324,734	$(262,044)	$62,480
Stock-based compensation	—	—	—	—	—	—	—	—	567	—	567
Net income attributable to P10	—	—	—	—	—	—	—	—	—	1,978	1,978
Balance at June 30, 2021	62,464	$63	—	$—	—	$—	123	$(273)	$325,301	$(260,066)	$65,025
Stock-based compensation	—	—	—	—	—	—	—	—	461	—	461
Net income attributable to P10	—	—	—	—	—	—	—	—	—	3,584	3,584
Balance at September 30, 2021	62,464	$63	—	$—	—	$—	123	$(273)	$325,762	$(256,482)	$69,070
											Total
	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Equity
Balance at December 31, 2021	—	$—	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	395,164
Stock-based compensation	—	—	—	—	—	—	—	—	1,515	—	1,515
Deferred offering costs	—	—	—	—	—	—	—	—	(70)	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	—	—	7,792	7,792
Exchange of Class B common stock for Class A common stock	—	—	1,222	1	(1,220)	(1)	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	—	—	(12,466)	—	(12,466)
Balance at March 31, 2022	—	$—	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$391,935
Stock-based compensation	—	—	—	—	—	—	—	—	2,717	—	2,717
Net income attributable to P10	—	—	—	—	—	—	—	—	—	11,154	11,154
Exchange of Class B common stock for Class A common stock	—	—	1,622	2	(1,622)	(2)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	(1)	—	(1)
Dividends paid	—	—	—	—	—	—	—	—	(3,515)	—	(3,515)
Balance at June 30, 2022	—	$—	37,308	$37	79,885	$80	123	$(273)	$638,585	$(236,139)	$402,290
Stock-based compensation	—	—	—	—	—	—	—	—	2,790	—	2,790
Net income attributable to P10	—	—	—	—	—	—	—	—	—	5,617	5,617
Exchange of Class B common stock for Class A common stock	—	—	3,742	4	(3,742)	(4)	—	—	—	—	(0)
Issuance of restricted stock awards	—	—	33	—	—	—	—	—	—	—	—
Issuance of restricted stock units	—	—	297	—	—	—	—	—	3,278	—	3,278
Exercise of stock options	—	—	11	—	—	—	—	—	(72)	—	(72)
Stock repurchase	—	—	(289)	—	—	—	289	(3,166)	—	—	(3,166)
Dividends declared	—	—	—	—	—	—	—	—	—	1	1
Dividends paid	—	—	—	—	—	—	—	—	(3,526)	—	(3,526)
Balance at September 30, 2022	—	—	41,102	41	76,143	76	412	(3,439)	641,055	(230,521)	407,212

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,563	$9,260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,498	1,452
Non-cash incentive compensation	—	1,396
Depreciation expense	336	202
Amortization of intangibles	18,487	22,452
Amortization of debt issuance costs and debt discount	643	2,798
Income from unconsolidated subsidiaries	(1,296)	(781)
Deferred tax expense	7,830	2,127
Remeasurement of contingent consideration	1,367	—
Post close purchase price adjustment	11	—
Change in operating assets and liabilities:
Accounts receivable	(2,552)	(5,162)
Due from related parties	(18,002)	(273)
Prepaid expenses and other assets	1,093	14
Right-of-use assets	2,627	1,219
Accounts payable	1,500	157
Accrued expenses	(1,051)	(4,187)
Accrued compensation and benefits	1,156	4,339
Due to related parties	(739)	(550)
Other liabilities	(1,206)	6,165
Deferred revenues	(205)	1,455
Lease liabilities	(2,114)	(1,379)
Net cash provided by operating activities	43,946	40,704
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(43,926)
Purchase of intangible assets	—	(30)
Note receivable	(1,456)	(2,270)
Proceeds from note receivable	7	—
Investments in unconsolidated subsidiaries	—	(2,638)
Proceeds from investments in unconsolidated subsidiaries	962	3,600
Software capitalization	(148)	—
Post-closing payments related to acquisitions	—	(1,519)
Purchases of property and equipment	(919)	(78)
Net cash used in investing activities	(1,554)	(46,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt obligations	—	35,952
Repayments on debt obligations	(41,000)	(12,321)
Repurchase of Class A common stock for employee tax withholding	(1,683)	—
Payments to settle exercise of employee stock options	(72)	—
Repurchase of Class A common stock	(1,485)	—
Payment of preferred stock dividends	—	(720)
Payments of contingent consideration	—	(518)
Cash settlement of stock options	(12,466)	—
Dividends paid	(7,041)	—
Debt issuance costs	(1,365)	(942)
Net cash (used in) provided by financing activities	(65,112)	21,451
Net change in cash, cash equivalents and restricted cash	(22,720)	15,294
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	43,482	12,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$20,762	$28,077

The Notes to Consolidated Financial Statements

are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,

	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,622	$13,712
Net cash paid for income taxes	$738	$4,637
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	890	1,823
Additions to lease liabilities	1,839	1,823
Additions to property and equipment	949	—
Dividends declared	1	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$19,415	$21,656
Restricted cash	1,347	6,421
Total cash, cash equivalents and restricted cash	$20,762	$28,077

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2022, and December 31, 2021, cash equivalents include money market funds of $2.1 million and $10.7 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of September 30, 2022 and December 31, 2021 was primarily cash that is restricted due to certain deposits being held by the Company for its customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of September 30, 2022 and December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Due from related parties represents receivables from the Funds for reimbursable expenses. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP ("Advisory Agreement") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is mostly related to contractual amounts owed from a signed, secured promissory note with BCP Partners Holdings, LP ("BCP"). In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of September 30, 2022 or December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2022, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark. As of September 30, 2022, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord and Hark.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

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

As of September 30, 2022 and December 31, 2021, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

A total of $35.0 million of the cash consideration was financed through an amendment to the term loan under the Credit and Guarantee Facility ("the Facility") with HPS Investment Partners, LLC ("HPS"). The additional draw had the same terms as the existing Facility, including the maturity date.

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

The fair value was derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of September 30, 2022, the estimated fair value of the remaining contingent consideration totaled $19.3 million, with the increase since acquisition driven primarily by changes in the Company's borrowing rate due to the debt refinancing. See Note 11 for more details.

In connection with the acquisition, the Company incurred a total of $0.7 million of acquisition-related expenses. Of the total acquisition-related expenses, $0 and $0.2 million were recorded during the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. These costs are included in professional fees on the Consolidated Statements of Operations.

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

The following table presents the fair value of the identifiable intangible assets acquired:

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

Acquisition of Hark

On September 30, 2021, the Company completed the purchase of Hark for total consideration of $7.2 million, which includes $5.0 million of cash and $2.2 million of estimated contingent consideration, with the fair value based on the scenario based method. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. The fair value consisted of $2.5 million in net assets and $4.7 million in goodwill. The total contingent consideration payment will not exceed $5.4 million.

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

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Pro-forma Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of Bonaccord was completed on January 1, 2021:

	For the Nine Months Ended September 30,

	2022	2021

Revenue	$140,015	$120,057
Net income attributable to P10	24,563	12,749

Pro forma adjustments include revenue and net income of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued or repaid in connection with the acquisition as if the acquisition was completed on January 1, 2021.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
Management and advisory fees	$49,479	$37,939	$138,957	$104,029
Subscriptions	165	153	493	486
Other revenue	352	53	565	386
Total revenues	$49,996	$38,145	$140,015	$104,901

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

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity. In addition, net management fee earnings would increase by the same percentage, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of September 30, 2022. The Company believes its probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II. Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of September 30, 2022 as Fund III has not yet had its final close. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time. For the three and nine months ended September 30, 2022, the strategic alliance expense reported was $0.1 million and $0.4 million, respectively. In the three and nine months ended September 30, 2021, there was no strategic alliance expense. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was no cash paid for interest as of December 31, 2021 and the outstanding balance was capitalized to the note receivable. Principal payments will be made periodically as mandatorily required payments from available cash flows at BCP. As of September 30, 2022 and December 31, 2021, the outstanding balance was $4.0 million and $2.6 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively. The Company recognized no interest income for the three and nine months ended September 30, 2021. This is presented in other revenue on the Consolidated Statement of Operations.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Holdco, RCP 2, RCP 3, TrueBridge, Hark and Bonaccord. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $393.7 million and $413.2 million as of September 30, 2022 and December 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $51.6 million and $53.6 million as of September 30, 2022 and December 31, 2021, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities, and their creditors do not generally have recourse to the assets of P10.

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

As of September 30, 2022, investment in unconsolidated subsidiaries totaled $2.1 million, of which $1.9 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses. As of December 31, 2021, investment in unconsolidated subsidiaries totaled $1.8 million, of which $1.6 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, ECG made $0 and $0 capital contributions and received distributions of $0.3 million and $1.0 million, respectively.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

measurement alternative described in Note 2 above. For the three and nine months ended September 30, 2022, ECG made $0 and $0 of capital contributions and received distributions of $0 and $0, respectively.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of September 30,	As of December 31,

	2022	2021
Computers and purchased software	$580	$387
Furniture and fixtures	885	461
Leasehold improvements	1,632	601
Other	3	3
	$3,100	$1,452
Less: accumulated depreciation	(587)	(471)
Total property and equipment, net	$2,513	$981

Note 10. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2022 is as follows:

Balance at December 31, 2021	$418,701
Purchase price adjustment	(11)
Increase from acquisitions	-
Balance at September 30, 2022	$418,690

Intangibles consists of the following:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	21,440	(2,991)	18,449
Management and advisory contracts	151,166	(77,802)	73,364
Technology	2,359	(1,103)	1,256
Total finite-lived intangible assets	174,965	(81,896)	93,069
Total intangible assets	$192,345	$(81,896)	$110,449

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

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

Remainder of 2022	$6,160
2023	21,155
2024	17,590
2025	13,807
2026	10,878
Thereafter	23,479
Total amortization	$93,069

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of September 30, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$24,330	$24,330
Total liabilities	$-	$-	$24,330	$24,330

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,963	$22,963
Total liabilities	$-	$-	$22,963	$22,963

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended September 30, 2022 and December 31, 2021.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Balance, beginning of year:	$22,963	$593
Additions	-	19,160
Change in fair value	1,367	134
Settlements	-	(727)
Balance, end of period:	$24,330	$19,160

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

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	September 30,	December 31,
	2022	2021
Gross revolving credit facility state tax credits	$—	$-
Debt issuance costs	—	(8)
Revolving credit facility state tax credits, net	$—	$(8)
Revolver facility	$49,900	$90,900
Debt issuance costs	(2,833)	(2,981)
Revolver facility, net	$47,067	$87,919
Term Loan	$125,000	$125,000
Debt issuance costs	(1,293)	(415)
Term loan, net	$123,707	$124,585
Total debt obligations	$170,774	$212,496

The table below summarizes the terms of the debt obligations.

	September 30, 2022
						Weighted
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
Term Loan	12/22/2025	$125,000	$125,000	$—	$123,707	2.35%
Revolver Facility	12/22/2025	125,000	49,900	75,100	47,067	3.03%
Total		$250,000	$174,900	$75,100	$170,774

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

Revolving Credit Facility State Tax Credits

Enhanced State Tax Credit Fund III, LLC, a subsidiary of ECG, had a $10 million revolving credit facility with a regional financial institution restricted solely for the purchase of allocable state tax credits from various state tax credit incentive

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

programs. The facility bore interest at 0.25% above the Prime Rate and matured on June 15, 2022. The facility was not renewed upon maturity. There was no outstanding balance nor any interest incurred as of December 31, 2021.

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

On January 3, 2018, the Company issued tax amortization benefits in the amount of $48.4 million (“TAB Payments”) to the owners of RCP 3 in connection with the acquisition of that entity. The TAB Payments were set to mature on April 15, 2023. On December 23, 2021, the Company used the proceeds from the new credit agreement with JP Morgan to repay the outstanding balance of the TAB Payments.

The 2017 Seller Notes, the 2018 Seller Notes and the TAB Payments are collectively referred to as “Notes payable to sellers” on our Consolidated Financial Statements.

Non-cash interest expense was recorded on a periodic basis for the Notes payable to sellers. During the three and nine months ended September 30, 2022, we recorded $0 and $0, respectively, and for the three and nine months ended September 30, 2021, we recorded $0.3 million and $0.7 million, respectively, in interest expense related to the TAB Payments.

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

On October 28, 2021, a payment of $88.6 million was made on the Facility, which included an optional repayment of $86.8 million, required prepayment penalty of $1.2 million, and an accrued interest payment of $0.6 million.

On December 22, 2021, the remaining principal balance under the Facility of $200 million was repaid using the proceeds of the new credit facility with JP Morgan. In accordance with the Facility, the Company also paid the remaining accrued interest balance of $2.1 million and an early extinguishment fee of $3.7 million.

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of September 30, 2022, P10 was in compliance with its financial covenants required under the facility. As of September 30, 2022, the balance drawn on the revolving credit facility is $49.9 million and on the term loan, the balance is $125.0 million. The balance as of December 31, 2021 was $90.9 million on the revolving credit facility and $125 million on the term loan. For the three and nine months ended September 30, 2022, $2.1 million and $4.6 million of interest expense was incurred, respectively.

In September 2022, the Company exercised the accordion feature on the Credit Agreement. The principal was not drawn on the accordion until the fourth quarter of 2022, however, the Company incurred $1.4 million of debt issuance costs in September associated with the exercise.

Debt Payable

Future principal maturities of debt as of September 30, 2022 are as follows:

2022	$—
2023	6,250
2024	6,250
2025	162,400
$174,900

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits, the Credit and Guaranty Facility, and the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Credit and Guaranty Facility as of September 30, 2022 and December 31, 2021 were $0 and $0, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of September 30, 2022 and December 31, 2021 were $0 and $8 thousand, respectively. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of September 30, 2022 and December 31, 2021 were $4.1 million and $3.4 million, respectively. This is included in debt obligations on the consolidated balance sheets.

Amortization expense related to debt issuance costs totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and are included within interest expense, net on the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2022 and September 30, 2021, we recorded $1.4 million and $0.9 million in debt issuance costs, respectively, which is included in debt obligations on the consolidated balance sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. P10 has paid $0.2 million and $0.2 million in rent to 210 Capital, LLC for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Effective April 1, 2020, P10 Intermediate paid a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0.1 million and $0.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. This management fee was terminated effective October 20, 2021 when the Company's redeemable noncontrolling interest was converted to shares of Class B common stock in connection with the Company's IPO.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2022, the total accounts receivable from the Funds totaled $6.4 million, of which $4.2 million related to reimbursable expenses and $2.2 million related to fees earned but not yet received. As of December 31, 2021, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize. The costs are then removed from the balance sheet and expensed on the Consolidated Statement of Operations. The management fees described here are included in accounts receivable on the Consolidated Balance Sheet and the reimbursable expenses are included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021, ECG will receive additional advisory fees from Enhanced PC totaling $22.0 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. For the three and nine months ended September 30, 2022, advisory fees earned or recognized under this agreement were $5.5 million and $16.6 million, respectively, and are reported in management and advisory fees on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2021, advisory fees earned or recognized under this agreement were $4.8 million and $14.3 million, respectively. As of September 30, 2022 and December 31, 2021, the receivable balance was $23.0 million and $9.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG will pay ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $3.3 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $6.1 million for the three and nine months ended September 30, 2021, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

On September 10, 2021, ECG entered into a strategic partnership with Crossroads Impact Corp. ("Crossroads"), parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and CPF will pay an advisory fee to Enhanced. The Company recognized $1.2 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the three and nine months ended September 30, 2021.

On July 6, 2022, Crossroads entered into a Common Stock Purchase Agreement (the “Commenda Purchase Agreement”) with P10 Commenda Impact Fund Onshore, LLC and P10 Commenda Impact Fund Offshore, LLC (together, the “Commenda Funds”). Pursuant to the terms of the Commenda Purchase Agreement, on July 6, 2022, Crossroads issued 4,646,840 shares of Crossroads common stock to the Commenda Funds for $10.76 per shares, for an aggregate amount of approximately $50

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

million. Pursuant to the terms of the Commenda Purchase Agreement, on August 1, 2022, Crossroads closed on the sale of an additional 1,394,052 shares of Crossroads common stock to the Commenda Funds at $10.76 per share. P10 Advisors, LLC, an affiliate of the Company, is the investment advisor to the Commenda Funds. Robert Alpert and C. Clark Webb are directors of Crossroads. The Company recognized $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the three and nine months ended September 30, 2021.

On July 11, 2022, Crossroads entered into an Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with ECG. The Amended Advisory Agreement provides for ECG to receive a services fee of 1.5% per year of the capital deployed by Crossroads under the Amended Advisory Agreement (0.375% quarterly), and an incentive fee of 15% over a 7% hurdle rate.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2022, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.

The following table presents information regarding the Company’s operating leases as of September 30, 2022:

Operating lease right-of-use assets	$13,052
Operating lease liabilities	$15,425
Cash paid for lease liabilities	$1,690
Weighted-average remaining lease term (in years)	7.47
Weighted-average discount rate	4.47%

The future contractual lease payments as of September 30, 2022 are as follows:

Remainder of 2022	$538
2023	2,976
2024	3,222
2025	2,066
2026	1,727
Thereafter	8,977
Total undiscounted lease payments	19,506
Less discount	(3,121)
Less construction allowance	(960)
Total lease liabilities	$15,425

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

Based on these methodologies, the Company’s effective income tax rate for the nine months ended September 30, 2022 was 25.90%. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income taxes.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2022, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the nine months ended September 30, 2022.

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

The 2018 Plan provided for an initial 6,300,000 shares (adjusted for the reverse stock split). The Plan provided for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Plan for a total of 9,300,000 shares. On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an additional 5,000,000 of shares from the Plan creating a total of 14,300,000 shares available for grant under the Plan and the 2018 Plan.

On March 15, 2022, the Board of Directors approved the settlement of 1.1 million options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million. This was paid on June 15, 2022.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722
Granted	1,323,733	12.28
Exercised	(41,570)	4.80
Settled	(1,120,000)	0.41
Expired/Forfeited	(29,985)	10.04
Outstanding as of September 30, 2022	7,228,114	$5.75	7.51	$37,496,331
Exercisable as of September 30, 2022	320,440	$3.83	6.04	$2,144,803

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	35.40%	40.33%
Risk-free interest rate	1.98%	1.68%
Expected dividend yield	0.00%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2021	36,033	$11.24
Granted	33,346	12.37
Vested	(26,582)	11.24
Forfeited	—	—
Outstanding as of September 30, 2022	42,797	$12.12

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized and the Company and employees agreed to a value of $17.5 million worth of units that would vest at each future achievement of performance metrics. As of September 30, 2022, certain performance metrics have been met and 294,820 units have been allocated to specific employees. The Company deemed it probable that at least some of the remaining units would vest. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. An expense of $3.9 million has been recorded for the three and nine

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

months ended September 30, 2022 on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $8.1 million as of September 30, 2022.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of September 30, 2022, no Hark Units have vested but the Company believes it is probable that the RSUs will be earned. An expense of $0.6 million has been recorded for the three and nine months ended September 30, 2022 on the Consolidated Statements of Operations. Unvested units are recognized ratably as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. The unrecognized expense associated with the Hark Units was $0.9 million as of September 30, 2022.

The below table does not include Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2021	59,654	$12.74
Granted	802,955	9.03
Vested	(294,820)	11.12
Forfeited	—	—
Outstanding as of September 30, 2022	567,789	$9.42

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense for the three and nine months ended September 30, 2022 was $7.3 million and $11.5 million and for the three and nine months ended September 30, 2021 was $0.5 million and $1.5 million, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2022 was $6.4 million and is expected to be recognized over a weighted average period of 2.6 years. Any future forfeitures will impact this amount.
Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate. This is only applicable for the three and nine months ended September 30, 2021 as the preferred shares of P10 Intermediate converted to shares of Class B common stock effective with the IPO.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
Numerator:
Numerator for earnings per share assuming dilution	$5,617	$2,515	$24,563	$5,661
Denominator:
Denominator for basic calculation—Weighted- average shares	117,210	62,465	117,210	62,465
Weighted shares assumed upon exercise of stock options	4,322	4,323	4,152	4,238
Denominator for earnings per share assuming dilution	121,532	66,788	121,362	66,703
Earnings per share—basic	$0.05	$0.04	$0.21	$0.09
Earnings per share—diluted	$0.05	$0.04	$0.20	$0.08

The computations of diluted earnings per share excluded options to purchase 1.0 million and 1.0 million shares of common stock for the three and nine months ended September 30, 2022, respectively, and 0 and 2.9 million shares for the three and nine months ended September 30, 2021, respectively, because the options were anti-dilutive.

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

Note 19. Subsequent Events

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of Westech Investment Advisors LLC ("WTI") for a purchase price consisting of $97.0 million in cash and earnout payments of up to an additional $70.0 million of cash and common stock and an aggregate of 3,916,666 membership units of P10 Intermediate which can be exchanged on a one-for-one basis into shares of P10 common stock, subject to certain conditions pursuant to the Exchange Agreement entered into on August 25, 2022. The Company is in the process of completing its accounting for the transaction.

In connection with the acquisition of WTI, the Company granted 3,595,000 options under the 2021 Incentive Plan. The options vest over five years and expire ten years from the grant date.

The Company drew on the accordion feature of the Credit Agreement in order to fund the cash portion of the purchase price of the WTI acquisition. The $125.0 million accordion was exercised as $87.5 million of term loan and $37.5 million of revolver. We drew $87.5 million of the term loan and $6.0 million of the revolver in cash to complete the WTI acquisition.

The Board of Directors of the Company has declared a quarterly dividend of $0.03 per share of Class A and Class B common stock, payable on December 20, 2022, to the holders of record as of the close of business on November 30, 2022.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after September 30, 2022, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

On October 20, 2021, P10 Holdings, in connection with its IPO, completed a reorganization and restructure. In connection with the reorganization, P10 became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. Net proceeds from the sale of our Class A common stock, after deducting underwriting discounts and commissions but before expenses was approximately $129.4 million. Of the proceeds, $86.8 million was used to pay down outstanding term loan debt, $12.4 million was used to pay off Seller's Notes, $1.1 million was used to cash settle certain option awards, $1.0 million was used to fund the dividend on P10 Intermediate's preferred stock and $4.5 million was used to pay expenses incurred in connection with the offering.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for the Term Loan in an aggregate principal amount of $125 million and Revolver Facility in an aggregate principal amount of $125 million with a four year term and an additional $125 million accordion feature, which the Company exercised in September 2022. The variable interest rate is 210 basis points over SOFR. Borrowings were used to pay down the outstanding balance under the previous credit facility with HPS and related transaction expenses, pay off Seller's Notes related to the RCP acquisition and to finance working capital needs and for general corporate purposes. The outstanding balance as of September 30, 2022 was $174.9 million.

As of September 30, 2022, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit and real assets. The PES investment team, which is comprised of 40 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,800+ investors, 260+ fund managers, 480+ private market funds and 1,900+ portfolio companies. We have 50 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,800 funds, 44,000 individual transactions, 29,000 private companies and 276,000 financial metrics. As of September 30, 2022, PES managed $10.6 billion of Fee Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 21+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 930+ investors, 60+ fund managers, 55 direct investments, 230+ private market funds and 6,500+ portfolio companies. We have 18 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2022, VCS managed $5.2 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 12 investment professionals with an average of 21+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 82 investors. We currently have 35 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $4.8 billion into 750+ projects, supporting 400+ businesses across 38 states since 2000. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets have generated over 781 million KWh of renewable energy over the lifetime of the portfolio. As of September 30, 2022, IIS managed $1.8 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 24 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 290+ investors across 9 active investment vehicles and 70+ portfolio companies with over $1.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 575 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 70+ platform investments. As of September 30, 2022, PCS managed $1.4 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $11.5 billion of our FPAUM as of September 30, 2022.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $6.2 billion of our FPAUM as of September 30, 2022.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.4 billion of our FPAUM as of September 30, 2022.

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

Results of Operations

For the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$49,479	$37,939	$11,540	30%	$138,957	$104,029	$34,928	34%
Other revenue	517	206	311	151%	1,058	872	186	21%
Total revenues	49,996	38,145	11,851	31%	140,015	104,901	35,114	33%
OPERATING EXPENSES
Compensation and benefits	23,984	14,055	9,929	71%	60,293	38,328	21,965	57%
Professional fees	4,064	2,901	1,163	40%	9,416	9,038	378	4%
General, administrative and other	4,031	2,667	1,364	51%	12,393	6,919	5,474	79%
Contingent consideration expense	1,380	(26)	1,406	(5,408)%	1,367	134	1,233	920%
Amortization of intangibles	6,153	7,484	(1,331)	(18)%	18,487	22,452	(3,965)	(18)%
Strategic alliance expense	124	—	124	100%	429	—	429	100%
Total operating expenses	39,736	27,081	12,655	47%	102,385	76,871	25,514	33%

INCOME FROM OPERATIONS	10,260	11,064	(804)	(7)%	37,630	28,030	9,600	34%

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	—	(223)	223	(100)%	—	(657)	657	(100)%
Interest expense, net	(2,358)	(5,261)	2,903	(55)%	(5,268)	(15,761)	10,493	(67)%
Other income	183	257	(74)	(29)%	1,303	802	501	62%
Total other (expense)	(2,175)	(5,227)	3,052	(58)%	(3,965)	(15,616)	11,651	(75)%
Net income before income taxes	8,085	5,837	2,248	39%	33,665	12,414	21,251	171%
Income tax expense	(2,468)	(1,759)	(709)	40%	(9,102)	(3,154)	(5,948)	189%
NET INCOME	$5,617	$4,078	$1,539	38%	$24,563	$9,260	$15,303	165%

Revenues

Three Months Ended September 30, 2022 and September 30, 2021

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended September 30, 2022 and September 30, 2021. For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, revenues increased $11.9 million or 31% due to higher management fees, primarily from the impact of organic 2022 growth.

Management fees increased $11.5 million, or 30%, to $49.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to organic growth efforts in 2022. This growth is driven by increases in FPAUM, primarily from additional fund closings and capital raised. Catch up fees during the third quarter of 2022 were $0.8 million associated with fund closings at TrueBridge and RCP. Catch up fees were $1.7 million during the third quarter of 2021 also associated with Truebridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.3 million or 151% to $0.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 driven primarily by fund interest income, subscription revenues and ad hoc referral fees.

Nine Months Ended September 30, 2022 and September 30, 2021

Total revenues increased $35.1 million, or 33%, to $140.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to higher management and advisory fees, largely attributable to organic growth as well as the acquisitions of Hark and Bonaccord on September 30, 2021.

Management fees increased by $34.9 million, or 34%, to $139.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due primarily to organic growth of FPAUM, which contributed $27.3 million to management fee and advisory revenues, in total. Revenue also increased by $7.6 million due to the acquisitions of Hark and Bonaccord in September 2021. Catch up fees for the nine months ended September 30, 2022 were $3.3 million associated with the fund closings at TrueBridge and RCP. Catch up fees were $2.9 million during the nine months ended September 30, 2021 also associated with TrueBridge and RCP.

Other revenues increased by $0.2 million, or 21% to $1.1 million, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily attributable to fund interest income.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$23,984	$14,055	$9,929	71%	$60,293	$38,328	$21,965	57%
Professional fees	4,064	2,901	$1,163	40%	9,416	9,038	378	4%
General, administrative, and other	4,031	2,667	$1,364	51%	12,393	6,919	5,474	79%
Contingent consideration expense	1,380	(26)	$1,406	(5,408)%	1,367	134	1,233	920%
Amortization of intangibles	6,153	7,484	$(1,331)	(18)%	18,487	22,452	(3,965)	(18)%
Strategic alliance expense	124	—	$124	100%	429	—	429	100%
Total operating expenses	$39,736	$27,081	$12,655	47%	$102,385	$76,871	$25,514	33%

Operating Expenses

Three Months Ended September 30, 2022 and September 30, 2021

Total operating expenses increased by $12.7 million, or 47%, to $39.7 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily driven by increases in compensation and benefits and general and administrative expenses associated with the growth of P10 since acquiring Hark and Bonaccord in September 2021 and D&O insurance driven by the IPO transaction at the end of 2021.

Compensation and benefits expense increased by $9.9 million, or 71%, to $24.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Stock compensation accounts for $7.3 million of the $9.9 million increase. This was driven by RSUs and stock options granted to employees during the fourth quarter of 2021 and the first and third quarter of 2022 as well as RSAs granted in late 2021 and the third quarter of 2022. The Bonaccord and Hark Units discussed in Note 16 account for $4.5 million of the stock compensation expense. There was a $1.1 million increase associated with the acquisitions of Hark and Bonaccord on the last day of the third quarter in 2021. The final driver is a $1.5 million increase associated with an increase in headcount across all subsidiaries.

Professional fees increased by $1.2 million, or 40% to $4.1 million. This is primarily driven by differences in the acquisition structures that were completed in 2021 as compared to 2022.

General, administrative and other increased by $1.4 million, or 51% to $4.0 million and was primarily due to the increase of insurance expense as noted above in D&O insurance driven by the IPO transaction at the end of 2021. This added an additional $0.7 million of expense compared to the third quarter of 2021. The Company entered into two new leases since September 30, 2021 which added an additional $0.3 million of expense. The remaining $0.4 million of additional general and administrative expense is derived from additional information technology expenses and increased travel since last year.

Amortization of intangibles decreased by $1.3 million, or 18% to $6.2 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease is driven by an intangible asset that fully amortized in 2021 at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This is offset by added intangible assets at Bonaccord and Hark following their acquisitions in September 2021.

Contingent consideration increased by $1.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase is driven by the quarterly revaluations of Hark and Bonaccord contingent consideration, which was part of the acquisition in September 2021.

The SAA at Bonaccord added an additional $0.1 million of expense in the third quarter of 2022. Refer to Note 5 for further discussion.

Nine Months Ended September 30, 2022 and September 30, 2021

Total operating expenses increased by $25.5 million, or 33%, to $102.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to increases in compensation and benefits and general and administrative expenses and offset by a decrease in amortization expense of intangible assets. This is primarily driven by increases in stock compensation associated with RSU, RSA and stock option grants at the end of 2021 and beginning of 2022 and the third quarter of 2022 as well as insurance expense associated with D&O insurance driven by the IPO transaction at the end of 2021. The acquisitions of Hark and Bonaccord in September 2021 also contributed to these increases.

Compensation and benefits expense increased by $22.0 million, or 57%, to $60.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The acquisitions of Hark and Bonaccord made up $5.3 million of this increase. Another $11.3 million consisted of stock compensation expense related to RSUs and stock options issued to employees during the fourth quarter of 2021 and the first and third quarters of 2022 as well as RSAs issued in late 2021 and the third quarter of 2022. Of the $11.3 million of stock compensation expense, $4.5 million relates to the Bonaccord and Hark Units discussed in Note 16. There was a $1.6 million increase associated with the build out of P10 back office to meet compliance needs of a public company. An additional $2.1 million related to increases in headcount across all subsidiaries. Finally, Five Points made a $1.7 million one-time payment to buyout the employment contracts for the prior partners during the first quarter of 2022.

Professional fees increased by $0.4 million, or 4%, to $9.4 million primarily due to differences in the acquisition structures that were completed in 2021 as compared to 2022.

General, administrative and other increased by $5.5 million, or 79% to $12.4 million. The acquisitions of Hark and Bonaccord added an additional $2.3 million of expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. As previously mentioned, D&O insurance added an additional $1.9 million of expense related to the IPO transaction. Additional office space in New York added $0.8 million of rent expense. The additional $0.5 million of expense relates to increased costs associated with expanded headcount and increased travel expenses.

Amortization of intangibles decreased by $4.0 million, or 18%, to $18.5 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease is driven by a fully amortized intangible asset at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This is offset by added intangible assets at Bonaccord and Hark following their acquisitions in September 2021.

Contingent consideration increased by $1.2 million to $1.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase is driven by the quarterly revaluations of Hark and Bonaccord contingent consideration, which was part of the acquisition in September 2021.

The SAA at Bonaccord added an additional $0.4 million of expense in 2022. Refer to Note 5 for further discussion.

Other Income (Expense)

Three Months Ended September 30, 2022 and September 30, 2021

Other expenses decreased $3.1 million, or 58%, to $2.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily due to a $2.9 million decrease in interest expense related to the extinguishment and replacement of the credit and guaranty facility with the revolver and term loan facility. The credit and guaranty facility incurred interest at a rate of 7%. This was replaced with the revolving credit facility and term loan which incurs interest at a base rate of 2.1% plus SOFR. The decline in interest expense for the three months ended September 30 2022, as compared to the three months ended September 30, 2021 is a function both of lower interest rates as well as $111.9 million less in outstanding interest-bearing principal as of September 30, 2022. The lower principal balance was a result of the paydown of debt with IPO proceeds and operating cash flow during the last year.

Nine Months Ended September 30, 2022 and September 30, 2021

Other expenses decreased by $11.7 million, or 75%, to $4.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to a $10.5 million decrease in interest expense related to the debt refinance mentioned in the above paragraph that took place in December 2021. Other income increased by $0.5 million driven by ECG’s increased income from unconsolidated subsidiaries in the first nine months of 2021.

Income Tax/Benefit Expense

Three Months Ended September 30, 2022 and September 30, 2021

Income tax expense increased by $0.7 million to $2.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to higher expected future net income during the 2022 period.

Nine Months Ended September 30, 2022 and September 30, 2021

Income tax expense increased by $5.9 million to $9.1 million for the nine months ended September 30, 2022 compared to an expense of $3.2 million for the nine months ended September 30, 2021. The increase was primarily due to higher expected future net income during 2022.

FPAUM

The following table provides a period-to-period roll-forward of our fee earning AUM on a pro forma basis as if Hark and Bonaccord were acquired on January 1, 2021.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$18,453	$15,082	$17,263	$13,351
Add:
Acquisitions	—	—	—	—
Capital raised (1)	696	1,112	2,136	2,771
Capital deployed (2)	179	161	614	431
Net Asset Value Change (3)	—	1	8	8
Less:
Scheduled fee base stepdowns	(353)	(79)	(462)	(241)
Expiration of fee period	(19)	(18)	(603)	(61)
Balance, End of period	$18,956	$16,259	$18,956	$16,259

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee-earning AUM on an actual basis.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$18,453	$14,172	$17,263	$12,706
Add:
Acquisitions	—	952	—	952
Capital raised (1)	696	1,077	2,136	2,443
Capital deployed (2)	179	175	614	394
Net Asset Value Change (3)	—	1	8	8
Less:
Scheduled fee base stepdowns	(353)	(73)	(462)	(183)
Expiration of fee period	(19)	(45)	(603)	(61)
Balance, End of period	$18,956	$16,259	$18,956	$16,259

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of September 30, 2022

FPAUM increased $0.5 billion, or 2.7%, to $19.0 billion on a pro forma basis and actual basis for the three months ended September 30, 2022. This increase is due primarily to an increase in capital raised from our private equity and venture capital solutions. FPAUM increased $1.7 billion, or 9.8%, to $19.0 billion on a pro forma basis and $1.7 billion or 9.8% to $19.0 billion on an actual basis for the nine months ended September 30, 2022, due primarily to an increase in capital raised from our private equity and venture capital solutions. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

	For the Three		For the Nine Months
	Months Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$5,617	$4,078	$24,563	$9,260
Add back (subtract):
Depreciation & amortization	6,284	7,553	18,824	22,654
Interest expense, net	2,358	5,484	5,268	16,418
Income tax expense	2,468	1,759	9,102	3,154
Non-recurring expenses	3,779	2,422	6,717	3,833
Non-cash stock based compensation	7,266	461	11,498	1,452

Adjusted EBITDA	27,772	21,757	75,972	56,771
Less:
Cash interest expense	(2,332)	(4,555)	(4,622)	(13,712)
Cash income taxes, net of taxes related to acquisitions	(310)	(1,046)	(738)	(2,192)
Adjusted Net Income	$25,130	$16,156	$70,612	$40,867

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$19,415	$40,916	$(21,501)	(53)%
Goodwill and other intangibles	529,139	547,489	(18,350)	(3)%
Total assets	648,287	676,217	(27,930)	(4)%
Debt obligations	170,774	212,496	(41,722)	(20)%
Stockholders’ equity	$407,212	$395,164	$12,048	3%

There was a decrease in cash from $40.9 million as of December 31, 2021 to $20.1 million as of September 30, 2022 due to the paydown of $41 million on the revolving credit facility principal balance through September 30, 2022 and a $3.5 million dividend payment in June and September 2022 offset by excess operating cash flows. There was a decrease in goodwill and intangible assets of $18.4 million due to amortization of intangibles during the nine months ended September 30, 2022. Remaining total assets increased in the same period by $11.3 million. This was primarily driven by amounts due to related parties increased by $17.6 million due to the Advisory Agreement between ECG and Enhanced PC that is discussed in Note 13 of our consolidated financial statements.

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

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125 million accordion feature available in the credit agreement, which we exercised in September 2022.

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

As of September 30, 2022, the Term Loan is incurring interest at a SOFR rate of 2.61%. As of September 30, 2022, the Revolver Facility is split into three tranches. The first tranche has a principal balance of $20.0 million and incurs interest at a SOFR rate of 2.91% for a three month period through November 2022. The second tranche has a principal balance of $20.0 million and incurs interest at a SOFR rate of 3.64% for a three month period through December 2022. The third tranche has a principal balance of $9.9 million and incurs interest at a SOFR rate of 3.13% for a one month period through October 2022.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of September 30, 2022, P10 was in compliance with its financial covenants required under the facility. As of September 30, 2022, the balance drawn on the revolving credit facility is $49.9 million and on the term loan, the balance is $125.0 million. For the three and nine months ended September 30, 2022, $2.1 million and $4.6 interest expense was incurred, respectively. For the three and nine months ended September 30, 2021, and $0 and $0 interest expense was incurred, respectively.

In September 2022, the Company exercised its option to the accordion feature of the Credit Agreement. There were no draws made until the fourth quarter of 2022. However, the Company incurred $1.4 million of up front fees during the third quarter of 2022 which are reflected as debt obligations on the Consolidated Balance Sheets. In October 2022, in accordance with the acquisition discussed in the subsequent event footnote, the Company drew on the accordion feature of the Credit Agreement. The $125 million accordion was exercised in $87.5 million of term loan and $6.0 million of revolver.

Cash Flows

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table reflects our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,

	2022	2021	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$43,946	$40,704	$3,242	8%
Net cash used in investing activities	(1,554)	(46,861)	45,307	(97)%
Net cash (used in) provided by financing activities	(65,112)	21,451	(86,563)	(404)%

Increase (decrease) in cash and cash equivalents and restricted cash	$(22,720)	$15,294	$(38,014)	(249)%

Operating Activities

Cash from operating activities increased $3.2 million or 8%, to $43.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The components of this net increase primarily consisted of a $15.8 million increase in net income and the following changes in operating assets and liabilities:

•
An increase of $17.4 million in due from related parties driven primarily by the receivable from the Advisory Agreement between ECG and ECP as further discussed in Note 13 of our Consolidated Financial Statements;
•
A decrease of $7.4 million in other liabilities primarily driven by timing of cash held for investment projects at Enhanced;
•
A decrease in accounts receivable of $2.3 million as a function of timing of collections primarily at Enhanced.

Investing activities

The cash used in investing activities decreased by $45.3 million, or 97% to $1.6 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease in the cash used was due almost entirely to the acquisitions of Hark and Bonaccord in September 2021.

Financing Activities

We used a net $65.1 million of cash for the nine months ended September 30, 2022 for financing activities, as compared to cash provided by financing activities of $21.5 million for the nine months ended September 30, 2021 due primarily to the pay down of $41.0 million on the Revolving Facility during 2022. We also settled 1.1 million stock options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million and paid a dividend to all stockholders totaling $3.5 million in June and September 2022.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2022:

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Operating lease obligations (1)	$19,506	$538	$2,976	$3,222	$2,066	$1,727	$8,977
Debt obligations (2)	174,900	—	6,250	6,250	162,400	—	—
Total	$194,406	$538	$9,226	$9,472	$164,466	$1,727	$8,977

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

Interest Rate Risk

As of September 30, 2022, we had $174.9 million in outstanding principal under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, plus 0.10%, plus 2.00%. On September 30, 2022, the interest rate on these borrowings was 2.10% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $1.8 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022	—	—		$20,000,000
August 1 -31, 2022	—	—		$20,000,000
September 1 - 30, 2022	141,292	$10.49	141,292	$18,518,141
Total	141,292	$10.49	141,292

(1) On May 12, 2022 , we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization, not to exceed $20 million (the "Stock Repurchase Program"). The authorization provides us the flexibility to repurchase shares in the open market, in blcok trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The buyback program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2022, P10 Intermediate Holdings, LLC entered into an employment agreement with Amanda Coussens for Ms. Coussens to continue her services as Chief Financial Officer of the Company, and for Ms. Coussens to report to the Chief Executive Officer. The agreement provides that Ms. Coussens shall receive a base salary of $400,000 per year, and she shall be eligible to receive a bonus to be determined by the Board based on the Company’s performance and her achievement of certain performance benchmarks to be determined annually. Ms. Coussens is entitled to participate in all benefit plans maintained by the Company and to reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in connection with the performance of her duties.

The term of the agreement is for one year, provided that on the anniversary of the agreement and each annual anniversary thereafter, the agreement shall be automatically extended for successive one-year periods unless either party provides written notice of its intention not to extend the term at least ninety (90) days prior to the applicable renewal date. The term of the agreement may be terminated (i) by P10 Intermediate for Cause (as defined in the agreement) or by Ms. Coussens without Good Reason (as defined in the agreement), (ii) upon either party’s failure to renew the agreement in accordance with its terms,

(iii) by P10 Intermediate without Cause or by Ms. Coussens for Good Reason, (iv) upon Ms. Coussens death or (v) by P10 Intermediate on account of Ms. Coussens’ disability (as defined in the agreement).

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

10.1

Sale and Purchase Agreement, dated August 25, 2022, by and among Westech Investment Advisors LLC, P10, Inc., Westech Investment Management, Inc., Maurice C. Werdegar, David R. Wanek, the Bonnie Sue Swenson Survivors Trust and Jay L. Cohan, and David R. Wanek (in his capacity as the Seller Representative) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.2

Exchange Agreement, dated August 25, 2022 by and among P10, Inc., P10 Holdings Inc., P10 Intermediate Holdings LLC, and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.3

Increase Joinder and Credit Agreement First Amendment, dated August 25, 2022, by and among P10, Inc., the Guarantors party thereto from time to time, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Currrent Report in Form 8-K filed on August 26, 2022).

10.4*	Employment Agreement, dated as of November 11, 2022 by and between P10 Intermediate Holdings, LLC and Amanda Coussens.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P10, Inc.

Date: November 14, 2022	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer