Form 10-K
period 2022-12-31
P10, Inc.
filed 2023-03-27
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filingreflect the correctionof an error to previouslyissued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $414.9 million, based on the closing price of $11.12 as reported by the NYSE Stock Market.

As of March 20 2023, there were 43,096,305 shares of the Registrant's Class A common stock and 72,841,473 shares of the Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Chicago, IL

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

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©,® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

This Form 10-K may include trademarks, service marks or tradenames of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or tradename owners.

Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third- party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Our principal operating brands are RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP3”, and collectively with RCP 2, “RCP Advisors”), TrueBridge Capital Partners LLC (“TrueBridge”), Five Points Capital, Inc. (“Five Points”), Enhanced Capital Group, LLC (“ECG” or “Enhanced”), Bonaccord Capital Partners, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), P10 Advisors, LLC (“P10 Advisors”), and Westech Investment Advisors LLC (“WTI”).

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
•
Our ability to attract, retain, and develop human capital in a highly competitive talent market is critical to our success.
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
•
Our failure to comply with investment guidelines set by our investors could result in damage awards against us and/or a reduction in Fee Paying Assets Under Management ("FPAUM").
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
•
Difficult market conditions, including continuing rising interest rates, can adversely affect our business by reducing the market value of the assets we manage or causing our investors to reduce their investments in private markets.
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

PART I

Item 1. Business.

Our Company

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of investment solutions that address their diverse investment needs within private markets. We structure, manage and monitor portfolios of private market investments, which include specialized funds and customized separate accounts within primary investment funds, secondary investments, direct investments and co-investments, (collectively, “specialized investment vehicles”) across highly attractive asset classes and geographies in the middle and lower middle markets that generate superior risk-adjusted returns. Our existing portfolio of private solutions include Private Equity, Venture Capital, Impact Investing and Private Credit. Our deep industry relationships, differentiated investment access and structure, proprietary data analytics, and our portfolio monitoring and reporting capabilities provide our investors the ability to navigate the increasingly complex and difficult to access private markets investments.

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements. We have an attractive business model that is underpinned by highly recurring, diversified management and advisory fee revenues, and strong free cash flow. The nature of our solutions and the integral role that our solutions play in our investors’ investment decisions have translated into high revenue visibility and investor retention. As of December 31, 2022, we had FPAUM of $21.2 billion.

We are differentiated by the scale, depth, diversity and investment performance of our solutions, which are bolstered by the investment expertise of our investment team, our long-standing access to leading fund managers, our robust and constantly expanding data capabilities and our disciplined investment process. We market our solutions under well-established brands within the specialized markets in which we operate. These include RCP Advisors, Bonaccord Capital, and P10 Advisors, our Private Equity solutions; TrueBridge, our Venture Capital solution; Enhanced, our Impact Investing solution; and Five Points, Hark Capital, and WTI our Private Credit solutions (which Five Points also offers certain private equity solutions). We believe adding new asset class solutions will foster deeper manager relationships, enabling managers and portfolio companies alike to benefit from our offering and expect to expand within other asset classes and geographies through additional acquisitions and future planned organic growth by providing additional specialized investment vehicles within our existing investment asset class solutions. As of the date of this filing, we are pursuing additional acquisitions and are in discussions with certain target companies, however the Company does not currently have any agreements or commitments with respect to any acquisitions. Refer to “—Our Growth Strategy” for additional information.

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

Private Markets Ecosystem

Premier private markets solutions provider

P10 is a specialized private market solutions provider. As LPs entrust us with capital, we strengthen our relationships with high performing, difficult-to-access fund managers. These relationships drive additional investment opportunities, source more data, enable portfolio optimization, enhance returns, and in turn, attract new LPs. Our position within the private markets ecosystem is reinforced by our synergistic multi-asset class solutions, extracting sourcing opportunities from our vast network of GPs and portfolio companies.

Limited Partners (LPs)

- Public Pensions
- Family Offices
- High Net Worth
- Wealth Managers
- Endowments & Foundations
- Corporate Pensions
- Financial Institutions
- Sovereign Wealth Funds

Private Equity Solutions
Venture Capital Solutions
Private Credit Solutions
Impact Solutions
RCP Advisors
TrueBridge
Enhanced Capital
Bonaccord Capital Partners
HARK CAPITAL
Five Points CAPITAL
WTI

Primary Solutions
Direct & Co-Investments
Secondary Investments
GP

Global LP base of 3,100+ Institutional and HNW Investors

Proprietary database and analytics platform supported by 107 seasoned professionals

Unified private market solutions network of 260+ GPs driving sourcing

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

As of December 31, 2022, we had 234 employees, including 107 investment professionals across 11 offices located in 9 states. Over 100 of our employees have an equity interest in P10, collectively owning approximately 63% of the Company on a fully-diluted basis as of December 31, 2022.

We managed $21.2 billion in FPAUM from which we earn management and advisory fees as of December 31, 2022. In addition, our FPAUM has grown at a CAGR of 17% from December 31, 2018 to December 31, 2022, determined on a pro forma basis as if the acquisitions of Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI were completed as of January 1, 2018.

1. Organic FPAUM is calculated on a pro forma basis assuming the acquisitions of WTI, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark were completed as of January 1, 2018.

2. Q4’22 organic FPAUM growth is the pro forma FPAUM growth from Q4’21 to Q4’22.

Note: “PF” refers to calculations made on a pro forma basis. “A” refers to calculations made on an actual basis.

Our Solutions

We operate and invest across private markets through a number of specialized investment solutions. We offer the following solutions to our investors:

Private Equity Solutions "PES"

Under PES, we make direct and indirect investments in middle and lower-middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 39 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 260+ fund managers, 490+ private market funds and 2,000+ portfolio companies. We have 48 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,000 investment firms, 9,000 funds, 38,000 individual transactions, 30,000 private companies and 250,000 financial metrics. As of December 31, 2022, PES managed $10.8 billion of FPAUM.

Venture Capital Solutions "VCS"

Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 22+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,000+ investors, 65+ fund managers, 74 direct investments, 300+ private market funds and 8,000+ portfolio companies. We have 18 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2022, VCS managed $5.4 billion of FPAUM.

Impact Investing Solutions "IIS"

Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 100 investors. We currently have 32 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $3.3 billion into 850+ projects and businesses across 39 states since 1999. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets have generated over 1.6 billion KWh of renewable energy over the lifetime of the portfolio. As of December 31, 2022, IIS managed $1.9 billion of FPAUM.

Private Credit Solutions "PCS"

Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 38 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 12 active investment vehicles and 1,600+ portfolio companies with over $9.7 billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 520 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 45+ platform investments. As of December 31, 2022, PCS managed $3.1 billion of FPAUM.

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

Primary Investment Funds

Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors, as well as our customized separate accounts, which typically include one investor. P10’s primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors’ committed, locked-in capital. Capital commitments typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across our private equity and venture capital solutions. Our primary funds comprise approximately $11.7 billion of our FPAUM as of December 31, 2022.

Direct and Co-Investment Funds

Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-investment funds include both commingled investment vehicles with multiple investors as well as our customized separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments which typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Our direct investing platform comprises approximately $8.0 billion of our FPAUM as of December 31, 2022.

Secondaries

Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Our secondary funds comprise approximately $1.5 billion of our FPAUM as of December 31, 2022.

Our Investors

We believe our comprehensive value proposition across our private market solutions, vehicles offering, data analytics, portfolio monitoring and reporting has enabled us to build strong relationships with our existing investors and to attract new high-quality investors. We leverage our differentiated approach to serve a broad set of investors across multiple geographies. As of December 31, 2022, we have a global investor base of over 3,100 investors, across 50 states, 59 countries and 6 continents – including some of the world’s largest pension funds, endowments, foundations, corporate pensions and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high net worth individuals.

The following chart illustrates the diversification of our investor base as of December 31, 2022:

Investor Base by Channel
(As of 4Q'22)[1]

FPAUM
Investor Base
by Channel

- Family Offices / Wealth Managers (27%)
- Public Pensions (22%)
- Financial Institutions (15%)
- Endowments / Foundations (16%)
- Corporate Pensions (9%)
- Insurance Company (6%)
- Other (5%)[2]

Investor Base Regions

50	59	6
States	Countries	Continents

NOTES:

1. Reflects FPAUM percentage by investor committed capital, excluding GP commitments, to currently active funds across RCP Advisors, TrueBridge, Five Points, Enhanced, Bonaccord, Hark, and WTI.
2. Includes sovereign wealth funds, consultant-based relationships and, other foreign institutional investors.

Our Distribution and Marketing

We continuously seek to strengthen and expand our relationships with our current and prospective investors. We have a dedicated team of business development and investor relations professionals who maintain an active and transparent dialogue with an expansive list of existing and prospective investors and while we have a significant presence in North America, we have cultivated relationships with a number of international investors

Our business development and investor relations professionals frequent dialogue with existing and prospective investors, enable us to monitor investor preferences and tailor future product offerings to meet investor demand. Prospective investors that wish to learn more about us often visit our offices to conduct in-depth due diligence of our firm. Our business development and investor relations professionals lead this process, coordinate meetings, and continue to be the prospective investor’s principal point of contact throughout their decision-making process. Our business development and investor relations professionals are also responsible for being the principal points of contact for our existing investors, and for our customized separate accounts, we work with each investor to design and implement a specific strategic plan in accordance with the investment guidelines agreed to by us and the investor.

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

The following table displays our Fund size as of December 31, 2022 and investment performance, which is presented from the inception date of each fund through September 30, 2022:

RCP Advisors

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Fund-of-Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
Fund I	2003	$92	105%	13.6%	1.8x
Fund II	2005	$140	109%	8.1%	1.5x
Fund III	2006	$225	107%	6.7%	1.4x
Fund IV	2007	$265	110%	14.5%	2.0x
Fund V	2008	$355	121%	13.4%	1.7x
Fund VI	2009	$285	114%	15.7%	2.1x
Fund VII	2011	$300	110%	17.0%	2.2x
Fund VIII	2012	$268	113%	20.8%	2.3x
Fund IX	2014	$350	109%	16.7%	1.8x
Fund X	2015	$332	108%	18.2%	1.8x
SEF	2017	$104	95%	26.9%	1.9x
Fund XI	2017	$315	97%	20.5%	1.7x
Fund XII	2018	$382	93%	20.4%	1.5x
Fund XIII	2019	$397	75%	18.4%	1.3x
Fund XIV	2020	$394	51%	24.1%	1.2x
SEF II	2020	$123	27%	-	-
Fund XV	2021	$435	31%	-	-
Fund XVI	2022	$433	6%	-	-
Fund XVII	2022	$289	1%	-	-
Secondary Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
SOF I	2009	$264	112%	21.1%	1.7x
SOF II	2013	$425	109%	10.9%	1.4x
SOF III	2018	$400	95%	44.4%	1.7x
SOF III Overage	2020	$87	79%	40.7%	1.4x
SOF IV	2021	$499	17%	-	-
Co-Investment Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
Direct I	2010	$109	82%	42.8%	3x
Direct II	2014	$250	87%	27.1%	2.6x
Direct III	2018	$385	89%	25.4%	1.7x
Direct IV	2021	$645	28%	-	-

TrueBridge

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Fund-of-Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
Fund I	2007	$311	93%	13.2%	2.9x
Fund II	2010	$342	83%	21.5%	5.2x
Fund III	2013	$409	92%	20.6%	3.4x
Fund IV	2015	$408	91%	34.5%	3.7x
Fund V	2017	$460	89%	43.7%	2.6x
Fund VI[1]	2019	$611	90%	35.5%	1.4x
Fund VII	2021	$760	28%	–	–
Co-Investment Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
Direct Fund I	2015	$125	95%	36.8%	3.3x
Direct Fund II	2019	$196	100%	33.5%	1.7x
Direct Fund III	2021	$171	30%	–	–

Enhanced Capital

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Impact Funds (Fund size as of 12/31/22, performance as of 12/31/22)					
Impact Credit	–	$845	–	7.7%	1.2x
Impact Equity	–	$566	–	20%+	1.2x

Bonaccord Capital Partners

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
GP Stakes Funds (Fund size as of 12/31/22, performance as of 9/30/22)					
Fund I	2019	$724	72%	19.2%	1.3x
Fund II	2022	$447	26%	-	-

NOTES:

1. TrueBridge Fund VI Net IRR and Net ROIC are as of 12/31/21.

For the purposes of the tables above:

•
“Fund Size” refers to the total amount of capital committed by investors and, when applicable, the U.S. Small Business Administration to each fund disclosed;
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

Our History

P10’s mission is to be the premier private markets solutions provider focused on the middle and lower middle market. We provide global institutional investors differentiated access to a broad set of solutions and specialized investment vehicles across attractive asset classes and geographies generating competitive risk-adjusted returns. As of December 31, 2022, we have $21.2 billion in fee paying assets under management. We offer a comprehensive set of investment strategies to clients, including both commingled funds and customized separate accounts within our primary investment funds, secondary, direct investment, co-investment vehicles, and advisory solutions. Since October 2017, we have been focused on building best-in-class solutions aimed at growing our fee paying assets under management. Prior to October 2017, the Company took strategic actions designed to lay the foundation for what is now known as P10.

The Company's history began with founding P10 Holdings as a Texas corporation in 1992 and reincorporating in Delaware in 2000. On November 19, 2016, P10 Holdings completed the sale of substantially all of its assets and liabilities and operations and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses and our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses and other tax benefits. In March 2017, P10 Holdings filed for re-organization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. In connection with the filing, P10 Holdings entered into a Restructuring Support Agreement with 210/P10 Investment LLC, as well as a Restructuring Support Agreement with the 2016 purchaser of our assets. P10 Holdings emerged from bankruptcy on May 3, 2017. A key feature of the Restructuring Support agreement included 210/P10 Investment LLC providing capital and management for the company post-bankruptcy.

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

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a non-controlling interest in Enhanced Capital Partners, LLC (“ECP”, and collectively with ECG, “Enhanced”). Enhanced undertakes and manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

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

During 2021, the Company began exploring the benefits of going public on a listed exchange and raising additional capital through an equity issuance. On October, 18, 2021, the Company announced an Initial Public Offering ("IPO") and corporate reorganization that would make P10 Holdings a wholly-owned subsidiary of P10, Inc. The IPO priced on October 20, 2021, and P10’s Class A common stock began trading on the NYSE on October 21, 2021 under the ticker “PX”. Investors purchased 23,000,000 Class A shares in conjunction with the IPO and the Company gained a top-tier set of institutional investors. The IPO process is described in more detail below.

In June 2022, the Company formed P10 Advisors, a fully consolidated subsidiary, to manage investment opportunities that are sourced across the P10 platform but do not fit within an existing investment mandate.

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI. WTI provides senior secured financing to early-stage and emerging stage life sciences and technology companies. WTI is a registered investment advisor with the United States Securities and Exchange Commission.

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 class A common stock, following applicable restrictive periods.

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interest related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interest on the Consolidated Balance Sheets. Noncontrolling interest is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses as disclosed in the purchase agreement.

As we reflect on 2022, we are exceptionally proud of our accomplishments. We believe we have assembled a premier group of solutions that offer superior risk adjusted returns to global clients. We benefit from strong operating leverage driven by the quality and stability of our revenue base, the strong alignment we have with our respective investment teams, and the leveragability of our platform and back-office operations across our multiple solutions, which together allow us to generate strong contribution margins and free cash flow.

ORGANIZATIONAL STRUCTURE

We completed an offering in connection with our IPO and concurrent listing on the New York Stock Exchange. On October 21, 2021, we issued 11,500,000 shares of our Class A common stock to the purchasers in the offering and selling stockholders sold 8,500,000 shares of our Class A common stock. Pursuant to our issuance of Class A common stock, we received net proceeds of approximately $129.4 million after deducting underwriting discounts and commissions but before expenses based on the initial public offering price of $12.00 per share. On November 19, 2021, we announced that the underwriters of the public offering fully exercised their option to acquire an additional 3,000,000 shares of Class A common stock at the public offering price of $12 per share, less underwriting discounts and commissions. These shares were sold by certain stockholders of P10 and P10 did not receive any proceeds from the sale.

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 class A common stock, following applicable restrictive periods.

The diagram below illustrates our structure and does not include all unconsolidated entities in which we hold non-controlling equity method investments.

Public Shareholders
NYSE: PX
P10, Inc.
("P10")
P10 Holdings Inc.
("P10 Holdings")
96.8%
Former WTI
Owners
3.2%
P10 Intermediate
Holdings LLC*
("Intermediate Holdco")
P10 Advisors,
LLC*
Enhanced Capital
Employee Stock
Ownership Program
100%
100%
100%
Enhanced Capital
Holdings Inc.
("ESOP S Corp")
Trident ECP
Holdings
LLC*
Trident ECG
Holdings
LLC*
51% Voting
50% Economic
49% Voting
50% Economic
18%
82%
P10 RCP
Holdco
LLC*
Five Points
Capital
LLC*
TrueBridge
Capital
Partners
LLC*
Westech
Investment
Advirsors
LLC*
Enhanced Capital
Partners LLC
("ECP")**
Enhanced Capital
Group LLC
("ECG")*
RCP 2
Advisors
LLC*
RCP 3
Advisors
LLC*
Westech Investment
Services Inc.*
100% Voting
33% Economic
0% Voting
67% Economic
Columbia
Partners
LLC*
Enhanced
Permanent
Capital
LLC**
Other
Subsidiaries*
100%
Economics
100%
Vote
Legacy
Subsidiaries**
Permanent
Capital
Subsidiaries**
Hark Capital
Advisors
LLC*
Bonaccord
Capital
Advisors
LLC*
* Consolidated for GAAP
** Not Consolidated for GAAP

Our Class B Common Stock

We have 73,008,374 outstanding shares of Class B common stock held of record by 2,930 stockholders as of December 31, 2022. Each share of our Class B common stock entitles its holder to ten votes per share until a Sunset ("Sunset") becomes effective. A Sunset is triggered by any of the earlier of the following (a) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock) (b) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock and (c) upon the tenth anniversary of the effective date of our amended and restated certificate of incorporation. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders. See “—Voting Rights of Class A and Class B Common Stock.”

Because a Sunset may not take place for some time, it is expected that the Class B common stock will continue to entitle its holders to ten votes per share, and the Class B Holders will continue to exercise voting control over the Company, for the near future. The Class B Holders have approximately 95% of the combined voting power of our common stock.

Upon any transfer, Class B common stock converts automatically on a one-for-one basis to shares of Class A common stock, except in the case of transfers to certain permitted transferees. In addition, holders of Class B common stock may elect to convert shares of Class B common stock on a one-for-one basis into Class A common stock at any time.

Our current stockholders believe that the contributions of the current ownership group and management team have been critical in P10’s growth to date. We have a history of employee equity participation and believe that this practice has been instrumental in attracting and retaining a highly experienced team and will continue to be an important factor in maximizing long-term stockholder value. We believe that ensuring that our key decision-makers will continue to guide the direction of P10 results in a high degree of alignment with our stockholders, and that issuing to our continuing voting members the Class B common stock with ten votes per share will help maintain this continuity.

Our Class A Common Stock

The Class A common stock have one vote per share and share ratably with our Class B common stock in all distributions.

Stockholders Agreement and Registration Rights

P10, Inc. entered into a stockholders agreement (the “Stockholders Agreement”) with certain investors, including employees, pursuant to which the investors were granted piggyback and demand registration rights prior to the IPO.

NYSE Controlled Company Agreement

P10, Inc. entered into a controlled company agreement (the “Controlled Company Agreement”) on October 20, 2021, with principals of 210 Capital, L.L.C.(“210 Capital”) and certain of their affiliates (the “210 Group”), RCP Advisors and certain of their affiliates (the “RCP Group”) and TrueBridge and certain of their affiliates (the “TrueBridge Group”), granting each party certain board designation rights. So long as the 210 Group continues to collectively hold a combined voting power of (A) at least 10% of the shares of common stock outstanding immediately following the closing date of the IPO (the “Closing Date”), P10, Inc. shall include in its slate of nominees two (2) directors designated by the 210 Group and (B) less than 10% but at least 5% of the shares of common stock outstanding immediately following the Closing Date, one (1) director designated by the 210 Group. So long as the RCP Group and any of their permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the RCP Stockholders. So long as TrueBridge and any of its permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the TrueBridge Group.

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

Company Lock-Up Agreements

Certain stockholders, including Messrs. Alpert, Webb and Souder, are subject to Lock-Up Restrictions pursuant to a separate agreement with us (the “Company Lock-Up Agreement”), which Lock-Up Restrictions shall be released in accordance with the Lock-Up Restrictions Release. Collectively, approximately 39.8% of our common stock outstanding are subject to such Lock-Up Restrictions pursuant to the Controlled Company Agreement and the Company Lock-Up Agreements.

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

Accelerating Demand for Private Markets Solutions

We believe the composition of public markets is fundamentally shifting and will drive investment growth in private markets as fewer companies elect to become public corporations or return to being privately held. According to the 2021 Annual US PE Breakdown PitchBook Report, private equity capital raised has increased 376% from $63.3 billion to $301.3 billion from 2011 to 2021. The report states that elevated multiples in public markets mean many models are predicting significantly lower returns from public equities going forward, further reinforcing LPs’ shift to alternatives.

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

Attractive Historical Private Markets Growth

The private markets have exhibited robust growth. Since 2010, assets under management have grown by 3.1 times from $2.4 trillion in 2010 to $9.8 trillion in 2022, according to the 2022 McKinsey Report. While private markets saw record levels of fund-raising in 2021 and private markets in 2022 experienced a predictable pullback in their pace of growth, private markets have remained resilient, with about $3 trillion of dry powder available for deployment, a stable pool of locked-in capital, and an active market for secondaries, according to the 2022 McKinsey Report. From 2010 to 2020, the deal value in the lower middle markets has grown by 2.5 times, investments in venture capital have grown by 4.9 times and assets under management of PRI Signatories in impact growth has grown by 4.9 times, according to the 2021 PitchBook Middle Market Report, the 2021 PwC Report, and the Bain & Company Reports, respectively. In addition, capital targeted in private credit has grown by 2.5 times from January 2016 to July 2021, according to the 2021 Preqin Report. This private credit growth maintained into 2022, with $172 billion raised in the first three quarters of 2022 which is 80% of last year’s record amount, according to the 2022 Preqin report. According to the 2021 PitchBook Private Fund Strategy Report, fundraising has continued to remain strong with nearly a trillion dollars of total capital raised in 2020. According to the 2020 McKinsey Report, global private markets are expected to continue their strong growth trajectory. According to a recent Preqin Ltd. forecast, global private markets assets under management are expected to grow at an approximate 10% CAGR through 2027. This growth is underpinned by investors search for yield in a lower-for-longer rate environment, in which investors increasingly view allocations to private markets as essential for obtaining diversified exposure to global growth.

Favorable Middle / Lower Middle Market Dynamics

As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. According to S&P Global Market Intelligence Report for 2022; S&P Capital IQ Estimates and PitchBook Data Inc., only $124 billion of capital is available to U.S. Private Equity Funds between $250 million and $1 billion, versus the $589 billion available to Private Equity funds over $1 billion. In contrast, there are only approximately 11,000 companies with revenues greater than $250 million, versus the more than 151,000 companies with revenues between $10 million and $250 million. We believe this favorable middle and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. P10 has robust and proprietary data collected over a twenty-year history that is difficult to replicate that allows investment teams to efficiently scope and dimension out middle and lower middle market private equity fund managers.

Well Positioned in Attractive, Specialized, and Growing Markets

Capital Available by Fund Size[1]

Universe of Companies by Revenue Size[2]

$603Bn of capital available to PE Funds over $1Bn
77%
8,533 companies w/revenues >$250M
7%
$137Bn of capital available to Funds between $250M to $1Bn
23%
125,035 companies w/revenues between $10M and $250M
93%

Lower Middle Market Benefits

- Large Pool of Opportunities
- Limited Alternatives for Capital
- Operational Value Add
- Inefficient Sourcing
- Favorable Purchase Price Valuations
- Multiple Arbitrage
- Exit Flexibility
- Favorable LP/GP Alignment of Incentives

NOTES:

1. Source: PitchBook and S&P Capital IQ. 1. PitchBook: Capital available to invest by fund size represents U.S. private equity overhang for vintage years 2014-2022. U.S. PE Funds: includes buyout, growth, co-investment, mezzanine, diversified PE, energy, and restructuring. As of 9/30/22. Latest data available.
2. S&P Capital IQ: Commercially-active businesses in the U.S. All subsidiary and business establishment data are combined. Additionally, public sector entities are excluded. As of 2/10/23.

SOURCES:

PitchBook Data, Inc.: PitchBook is an independent and impartial research firm dedicated to providing premium data, news and analysis to the venture capital and private equity industries. As a specialty-focused information resource, PitchBook has the ability to meticulously collect, organize and analyze hard-to-find private equity deal data. Pitchbook has over 220,000 web crawlers to capture relevant information from numerous sources—including filings, press releases, websites and more. S&P Capital IQ is a multinational financial information provider headquartered in New York City, United States, and a division of S&P Global. S&P Capital IQ was formed in 2010 from offerings previously provided by Capital IQ, elements of S&P including Global Credit Portal and MarketScope Advisor, enterprise solutions such as S&P Securities Evaluations and Compustat, research offerings including Leveraged Commentary & Data, Global Markets Intelligence, and company and fund research.

Increasing Private Markets Investor Allocations

We believe that alongside growth in the private markets in which we invest, long-term investor allocations are expected to significantly grow over the next several years, which will serve as a tailwind in growing our business. In a survey conducted by Preqin Ltd., 96% and 90% of long-term investors indicated that they were planning to maintain or increase their allocation to Private Equity and Private Credit, respectively. Additionally, according to the Global Impact Investing Network’s 2020 report 2020 Annual Impact Investor Survey, 64% of polled investors noted that they were expecting to increase their allocations to impact investing by more than 5%. Moreover, according to the Global Impact Investing Network 2022 report, the size of the impact investing market currently stands at $1.164 trillion in AUM – a significant psychological milestone for an industry still maturing and growing in sophistication. In combination with the broader growth in private markets we believe the increase in long-term investor allocations towards private market asset classes will further drive demand of private market solutions across the investor universe.

Democratization of Private Markets

According to a 2020 PwC Report, the growing wealth of high-net-worth and mass affluent individuals, and the shift in retirement savings from defined benefit to defined contribution plans, have propelled significant growth in the asset management industry over the last decade. At the same time, both high-net-worth and mass affluent investors continue to remain significantly under-allocated to the private markets in comparison with institutional investors.

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

Proliferation of Private Market Choices

According to research and data from the SEC and Principles for Responsible Investment (PRI), from 2013 to 2021, the number of managers across private markets has increased dramatically. From 2013 to 2021, the number of Private Equity firms, Venture Capital firms, Impact Investing firms and Private Credit firms have more than doubled. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisers to help investors navigate the complexity associated with multi-asset class manager selection.

Rise of ESG and Impact Investing in Private Markets

According to the PRI Annual Report, the total assets under management of PRI signatories, the cohort of asset managers that have committed to upholding ESG principles, a barometer for the ESG industry, has increased roughly five-fold since 2010, from $21 trillion to $121.3 trillion by March 31, 2022. According to the 2020 McKinsey Report, an ESG approach to private markets has been one of the most talked about developments of the past several years. According to the 2020 McKinsey Report, as public awareness of and activism relating to ESG driven investing have increased, many prominent investors in Private Equity have followed suit, often requiring general partners to pass an ESG screen as part of their diligence processes – demanding transparency into ESG policies, procedures and performance of portfolio assets. These trends have all held true as the McKinsey Report for the 2022 Annual Review of Private Market reemphasizes these movements. In response and in conjunction with regulatory influence, we believe the adoption of ESG and the growth of impact investing will continue to proliferate in private markets.

Investor Demand for Data, Analytics and Technology

We believe many investors do not have an adequate technology and data infrastructure to respond to increasingly complex demands for private market investments. As a result, we believe investors will seek to partner with firms that not only have a proven track record, but also offer tech-enabled non-investment functions, including GP-level reports, enhanced portfolio monitoring, customized performance benchmarking and associated compliance, administrative and tax capabilities. According to the 2022 Global Private Equity Survey by Ernst & Young, 26% of the private equity fund managers surveyed reported middle- and back-office process enhancement as one of their top three priorities to support growth in assets and to meet the needs of new investors. In the same report, 43% of investors surveyed believe investments in digital infrastructure would be beneficial or required to support investors’ needs.

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

Distinct Middle and Lower-Middle Market Expertise

We believe the private markets exhibit compelling investment opportunities with significant return potential. Our investment expertise in private markets, coupled with our scale, distinctly positions our business within the private markets ecosystem. Our investment talent across our different private market solutions is led by senior investment professionals with sustained track records of successful private markets investing. Our investment team consists of 107 investment professionals with deep industry expertise across middle and lower middle market private equity, venture capital, impact investing and private credit. Our leadership team has an average of over 22 years of experience and our investment professionals across the different solutions have a long track record of working together.

Differentiated Access to Middle and Lower Middle Market Private Equity and Venture Capital Firms

We believe our investors increasingly seek exposure to the middle and lower-middle markets private equity and venture capital firms but may not have the necessary tools to analyze, diligence and gain access to opportunities offered. Due to our scale and tenure within middle and lower-middle market private equity and venture capital, we have cultivated long-standing relationships with leading middle and lower-middle market private equity and venture capital general partners. We have established relationships with over 265 general partners, which provides us with differentiated access to investment opportunities within private markets, benefiting our investors.

Highly Diversified Investor Base with High Quality Institutions and Deep High-Net-Worth Channel

We believe we are a leading provider of private market solutions for a highly diverse global investor base. Our investors include some of the world’s largest and most prominent public pension funds, family offices, wealth managers, endowments, foundations, corporate pensions and financial institutions. We believe our multi-asset class solutions have allowed our investors to increase and expand allocations across our various solutions and vehicles, thereby deepening existing and new investor relationships. Our business is well-positioned to continue to service and grow our investor base with a team of professionals dedicated to investor relations and business development.

Premier Data Analytics with Proprietary Database

Our premier data and analytic capabilities, driven by our proprietary database, supports our robust and disciplined sourcing criteria, which fuels our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio management and monitoring and enable a portfolio grading system as well as repository of investment evaluation scorecards. In particular, our proprietary database offers our investors a highly transparent, versatile and informative platform through which they can track, monitor and diligence portfolios, and we believe the expansive data set within our proprietary database, harvested from our robust network of general partners, enables us to make more informed investment decisions and, in turn, drive strong investment performance. As of December 31, 2022, our database contains comprehensive information on more than 4,900 investment firms, 9,800 funds, 44,000 individual transactions, 29,000 private companies and 276,000 financial metrics.

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

Attractive, Recurring Fee-based Financial Profile

We believe our financial profile and revenue model have the following important attributes:

Highly Predictable Fee-based Revenue Model

Virtually all of our revenue is derived from management and advisory fees based on committed capital typically subject to multi-year commitment periods, usually between ten and fifteen years. As a result, we believe our revenue stream is contractual and highly predictable. The weighted average duration of remaining capital under management is 6.1 years as of December 31, 2022.

Well Diversified Revenue and Investor Base

As of December 31, 2022, we had 118 revenue generating vehicles across our solutions with over 3,100 investors across public pensions, family offices, wealth managers, endowments, foundations, corporate pension and financial institutions, across 50 states, 59 countries and 6 continents. We therefore believe our business model is highly diversified across both revenue and investor bases.

Attractive Profitability Profile and Operating Margin

We believe our scaled business model, differentiated solutions across middle and lower-middle markets as well as an efficient back-office model has allowed us to achieve a highly competitive profitability profile and operating margin.

Exceptional Management and Investing Teams with Proven M&A Track Records

Our biggest asset is our people and we therefore focus on recruiting, nurturing and retaining top talent, all of whom are proven leaders in their respective field. Our management team has a successful track record of sourcing and executing mergers and acquisitions and is supported by a deep bench of talent consisting of 107 investment professionals.

Ownership Structure Aligned with Investors

The alignment between our stockholders, investors and investment professionals is one of our core tenets and is, we believe, imperative for value creation. Our revenue is comprised almost entirely of recurring management and advisory fees is earned largely on committed capital, which is typically subject to ten to fifteen year lock up agreements. We believe this offers our investors an attractive, highly predictable revenue stream. Furthermore, we have structured carried interest to stay with investment professionals to maximize economic incentive for investment professionals to outperform on behalf of investors. Ultimately, we believe FPAUM follows investment performance and the more aligned our investment professionals are to the performance of investor capital, the better our company performance will be. Over 100 of our employees have an equity interest in us, collectively owning approximately 63% of the Company on a fully diluted basis as of December 31, 2022. In addition, our employees have committed separately to our investment vehicles as of December 31, 2022, as part of our General Partner commitment, which is typically 1% of total commitments of each fund.

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

Expand Distribution Channels

We believe we are well positioned in some of the most sought-after segments of the private markets and we believe our differentiated private market solutions will continue to attract both new institutional and private wealth investors. In particular, investible assets of high-net-worth individuals are expected to increase significantly and compared to institutional investors, high-net-worth individuals tend to have lower private market allocations. Our investment platform is designed to provide high-net-worth investors access to private markets and we currently serve over 1,820 high-net-worth investors, which we believe positions us well to continue to capture increasing demand from private wealth investors.

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

Selectively Pursue Strategic Acquisitions and Relationships

We focus on growing organically but may complement our growth with selective strategic acquisition opportunities that expand our footprint, broaden our investor base, and further strengthen our solutions offering. Specifically, we target opportunities with a market leading differentiated platform, an established and committed investor base, strong margins with operating leverage, management and advisory fee-based revenue, strong investment performance and a proven management team. Our leadership team has a proven track record of identifying, acquiring and integrating companies to drive long-term value creation, and we will continue to maintain a highly disciplined approach to pursuing accretive acquisitions. In September 2021, Enhanced entered into a strategic relationship with Crossroads, parent company of CPF, to promote impact credit. See “Related Party Transactions—Strategic Relationship with Crossroads Systems, Inc.” On September 30, 2021, P10 Holdings closed on the purchases of Hark and Bonaccord from the global investment company and asset manager Aberdeen Capital Management LLC and certain related parties. The Bonaccord APA provided for the acquisition of certain assets related to the business of acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate and real assets strategies, for total consideration of approximately $56 million. In addition, the Bonaccord APA provides for potential earn-out payments of up to $20 million, during the 72-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. The

Hark APA provided for the acquisition of certain assets related to the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor, for a purchase price of approximately $5 million. In addition, the Hark APA provides for potential earn-out payments of up to $5.4 million, during the 60-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. We believe these acquisitions further strengthened our position as a premier private markets solutions provider and added approximately $900 million in FPAUM. The aggregate purchase price was paid using existing cash on balance sheet plus an additional draw on our credit facility of $35 million, plus potential future cash earn-outs based upon operating performance. Consistent with this strategy, we continue to evaluate ongoing opportunities, some of which may be significant. In October 2022, we acquired all of the outstanding membership interests of WTI through its subsidiary for total consideration of $105.2 million and an aggregate of 3,916,666 membership units of P10 Intermediate Holdings, LLC, which can be exchanged into 3,916,666 shares of P10 class A common stock, following applicable restrictive periods. Further, the purchase agreement includes additional earnout milestones as EBITDA grows, with a total of $70 million available in earnout payments, in the form of cash or shares of P10 common stock, if EBITDA builds to $25 million and if the eligible employees are still employed by the Company.

As a pioneer in venture debt, WTI has deployed $7.8 billion in loan commitments across more than 1,400 venture-backed companies since its founding in 1980. Many leading publicly traded technology companies, representing over $1 trillion in aggregate market capitalization, count WTI as an early lender and partner. Adding WTI to our solutions portfolio strengthens our market position by adding a strategy capable of delivering growth, and good fund performance, in various market cycles. Consistent with this strategy, we continue to evaluate ongoing opportunities, some of which may be significant.

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

The details of our investment process are outlined below:

Opportunities Tracked

As of December 31, 2022, we track thousands of potential investment opportunities across private markets, spanning primary investment funds, secondaries and direct and co-investments. Our attractive positioning within the private markets ecosystem, coupled with our synergistic network of general partners and extensive database has enabled us to cultivate a comprehensive funnel of what we believe are premier investment opportunities.

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

Our Risk Management Process

Our risk management process includes risk identification, measurement, mitigation, monitoring and management/reporting, with particular risk assessments tailored by solution, vehicle and individual client. We apply our risk management framework across three distinct areas of our investment process: (a) the general partner, (b) the investment fund, and (c) the portfolio company. We seek to mitigate risk through prudent portfolio diversification and through comprehensive due diligence on general partners, investment funds and portfolio companies.

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

Our Responsible Investment Philosophy

Responsible investment, which encompasses environmental, social and governance (“ESG”) and impact investing considerations, is important to our operating and investment philosophies. We believe that integration of an ESG framework into both our investment process and internal operations may improve long-term, risk-adjusted returns for our clients. Certain of our subsidiaries have developed a responsible investment policy. In addition, two of our subsidiaries are a signatory to the United Nations Principles for Responsible Investment (“UNPRI”). We aim to continually improve and evolve, and plan to review our policy annually.

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

Our FPAUM has grown from approximately $9.9 billion as of December 31, 2018 to approximately $21.2 billion as of December 31, 2022 determined on a pro forma basis.

1. Organic FPAUM is calculated on a pro forma basis assuming the acquisitions of WTI, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark were completed as of January 1, 2018.
2. Q4’22 organic FPAUM growth is the pro forma FPAUM growth from Q4’21 to Q4’22.
Note: “PF” refers to calculations made on a pro forma basis. “A” refers to calculations made on an actual basis.

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

Fees

We earn management and advisory fees based on a percentage of investors’ capital commitments to, in funds or deployed capital. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in selected cases.

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

Duration and Termination

Separate account contracts typically can be terminated by our investors for specified reasons, but specific terms vary significantly from investor to investor and certain contracts may be terminated for any reason, typically with 5 to 90 days’ notice.

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

Our separate accounts and funds are not registered under the Investment Company Act because we generally only form separate accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer “persons” as defined in the Investment Company Act. In addition, certain WTI funds are registered under the Investment Company Act and must comply with the reporting and governance requirements of the Investment Company Act. Compliance with the Investment Company Act can be complex and failure to comply can result in significant fines, penalties, loss to reputation and other material adverse effects on us.

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

Employees

As of December 31, 2022, we had 234 total employees, including 107 investment professionals. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Facilities

We lease our corporate headquarters and principal offices, which are located at 4514 Cole Avenue, Suite 1600, Dallas, Texas 75205. We also lease additional office space in Illinois, California, North Carolina, New York, Louisiana, Missouri, Maryland and Colorado. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Human Capital

The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. As of December 31, 2022, we have 234 full-time equivalent employees, primarily located in the United States. Our employees are not represented by a collective bargaining group. We consider our employee relations to be strong.

Human Capital Objectives

Our business is built on strong, trusted and relationships with stakeholders: employees, limited partners, general partners, and our public stockholders. As such, attracting, recruiting, developing, and retaining diverse talent is vital to our success. The Company is focused on supporting our employees, and we consider talent management to be essential to the ongoing success of our business. Our Board of Directors and Committees provide oversight of our human capital management strategy.

Sustainability

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

Diversity and Inclusion

Our commitment to Diversity and Inclusion "D&I" starts with our goal of developing a workforce that is diverse in background, knowledge, skill, and experience. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace diversity and inclusion, which we believe fosters leadership through new ideas and perspectives. In 2022, we continued the evolution of our D&I strategy and objectives and recognize it as an ongoing business imperative. As of December 31, 2022, approximately 39% of our total work force and 17% of our senior leaders were female, while approximately 17% of our total work force and none of our senior leaders were minorities.

AVAILABLE INFORMATION

We maintain a website with the address https://ir.p10alts.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission (“SEC”).

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

Our revenue is comprised virtually entirely of management and advisory fees from our registered investment adviser subsidiaries (each, an “Adviser”), with the vast majority of fees earned on committed capital that is typically subject to between 10 and 15 year lock up agreements, although in many cases, the contractual fees decline over the period, after the investment period of three to five years ends. Our investors engage us across multiple private market solutions through different vehicles, including primary investment funds, direct and co-investment funds and secondary funds. Primary investment funds and direct and co-investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one customer. Our revenue in any given period is dependent on the number of fee-paying investors in such period. For our specialized, commingled funds, our fees may terminate if we are removed for certain cause events such as a key person event or without cause by a super majority of investors. Our customized separate account and advisory account business operates in a highly competitive environment. While investors of our separate account and advisory account businesses may have multi-year contracts, certain of these contracts only provide for fees to the extent a client elects to make an investment. In addition, the separate accounts and advisory contracts may be terminated by the client for cause or without cause upon advance notice to us. In connection with these terminable contracts, we may lose investors as a result of the sale or merger of an investor, a change in an investor’s senior management, competition from other financial advisors and financial institutions and other causes. Moreover, certain of our contracts with state government-sponsored investors are secured through such government’s request for proposal process, and can be subject to renewal. If multiple investors were to exercise their termination rights or fail to renew their existing contracts or investors removed us from managing a fund and we were unable to secure new investors, our fees would decline. In the case of any such events, the management fees and advisory fees we earn in connection with managing such account would immediately cease, which could result in an adverse effect on our revenues. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), or as otherwise set forth in the governing documents of our funds), continuation of the investment management agreements of our funds and our separate account clients would be subject to investor or client consent. We cannot assure you that required consents will be obtained if a change of control occurs.

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

In considering the performance information contained in this Form 10-K, our stockholders should be aware that past performance of our specialized investment vehicles or the investments that we recommend to our investors is not necessarily indicative of future results or of the performance of our Class A common stock. An investment in our Class A common stock is not an investment in any of our specialized investment vehicles. In addition, the historical and potential future returns of specialized investment vehicles that we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of our specialized investment vehicles or the investments that we recommend to our investors will necessarily result in positive returns on our Class A common stock. However, poor performance of our specialized investment vehicles could cause a decline in our ability to raise additional funds, and could therefore have a negative effect on our performance and on returns on our Class A common stock. The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

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

We have grown organically and further evolved by adding complementary solutions and integrating these solutions into our existing offerings to generate cross-selling opportunities across our existing investor base, as demonstrated by the recent acquisitions of Hark, Bonaccord, and WTI. The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to continuously develop our infrastructure as a result of becoming a public company and in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

While we intend that our completed acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of any of our acquired businesses to perform as expected after acquisition may have an adverse effect on our earnings and revenue growth. These risks are present for our recent acquisitions, including the Hark, Bonaccord, and WTI acquisitions, as well as acquisitions we may enter into in the future.

The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

Before making or recommending investments for our investors, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment ultimately being successful. In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or co-investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our investors. Poor investment performance could lead investors to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance

Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to funding sources and other credit arrangements by us, investors in our funds, and our co-investors could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, investors in our funds or our co-investors to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards which may have the effect of devaluing significant deferred tax assets of the company.

As of December 31, 2022, we had $177 million of federal NOL carryforwards, a portion of which will expire each year if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including if we had one or more ownership changes under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of U.S. federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

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

While our financial profile features a highly predictable, recurring revenue stream of virtually all management and advisory fees, earned primarily on committed capital from long-term, contractually locked up funds, our profitability may be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially and adversely affect our business, financial condition and results of operations.

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

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”) and other recent SEC proposed or adopted rules. The SEC recently proposed rules that would overhaul the regulation of the private fund industry, to significantly increase disclosure requirements and impose substantive requirements and prohibitions on fund advisory contracts, and if these rules are adopted as proposed, will increase our investment advisors’ compliance monitoring and reporting obligations, resulting in increased costs of compliance, and may require certain changes to our practices. The SEC recently proposed rules that would significantly change how investment advisers manage and safeguard client assets by expanding the custody rule to apply to all client assets held in its advisory account, and if adopted as proposed, will introduce new challenges and costs to our investment advisory business. In January and August 2022, the SEC proposed rules to significantly increase the amount of information required to be included in private fund reporting, and if adopted as proposed, could significantly increase compliance costs associated with our reporting requirements. The SEC has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, marketing and advertising, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected because of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Following the exit of the United Kingdom (“UK”) from the EU we can no longer rely on “passporting” privileges that allow issuers approved in the UK to raise capital in EU jurisdictions without restrictions. If we intend to raise capital in any EU jurisdiction, we may become subject to new and increased regulations and we may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by EU state governmental authorities and self-regulatory organizations.

In addition, global climate change and global climate change transitions could lead to new or enhanced regulation, which may be difficult or costly to comply with, or impact assets that we invest in, which may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change transitions, nor is it possible to foresee the magnitude of such effects. The SEC has recently proposed rules that would require substantial standardized climate-related disclosure, and if adopted as proposed, could increase our costs for compliance.

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

Many of our separate accounts and funds are not registered under the Investment Company Act because we generally only form separate accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer "persons" as defined in the Investment Company Act. Certain WTI funds are registered under the Investment Company Act and must comply with the reporting and governance requirements of the Investment Company Act. Compliance with the Investment Company Act can be complex and failure to comply can result in significant fines, penalties, loss to reputation and other material adverse effects on us.

We are subject to stringent and changing obligations related to data privacy and protection. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

We are subject to numerous data privacy and protection obligations such as various federal, state, local and foreign laws, regulations and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations that apply to the collection, transmission, storage, use and other processing of personal information by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among relevant jurisdictions in which we operate or from which we collect personal information. The data privacy and protection landscape continues to evolve in jurisdictions worldwide, and there has been an increasing focus on data privacy and protection issues with the potential to impact our business. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’, and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information; necessitate the acceptance of more onerous obligations in our contracts; cause us to modify our business operations; result in liabilities; or otherwise impose additional compliance costs on us. The cost of compliance with these obligations is high and is likely to increase in the future. Although we endeavor to comply with all applicable data privacy and protection obligations, we may at times fail to do so or may be perceived to have failed to do so.

Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations. For example, any failure by a service provider to comply with applicable data privacy or protection law, regulations, contractual or other obligations could result in adverse impacts against us. If we fail, or are perceived to have failed, to address or comply with data privacy and protection obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; imprisonment of company officials; public censure; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts, any of which could materially and adversely affect our business, financial condition and results of operations.

In the United States, there are numerous U.S. federal and state laws and regulations relating to personal information privacy and protection. For example, at a federal level, we may be subject to the Gramm-Leach-Bliley Act (“GLBA”) that applies to financial institutions and requires regulated entities to implement and maintain certain data privacy and security safeguards. At the state level, certain states have enacted comprehensive laws governing personal information of consumers, employees and business representatives. For example, we may be subject to the California Consumer Privacy Act (“CCPA”), as amended. The CCPA, similar to other state privacy laws, imposes obligations that include, but are not limited to, providing specific disclosures in privacy notices and affording residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and provides that a new government agency may implement and enforce the CCPA which could increase the risk of an enforcement action. While the CCPA and other state privacy laws (such as that of Virginia) may contain limited exceptions for financial institutions subject to, for example, the GLBA, these laws’ implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. If we are or may become subject to state data privacy laws, the risk of enforcement actions against us could increase because we may be subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors). Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, which may complicate our compliance efforts.

In addition, 50 U.S. states, the District of Columbia and certain other foreign jurisdictions have enacted data breach notification laws that may require us to notify investors, employees, regulators and others in the event of a security breach (for example, unauthorized access to or disclosure of personal information experienced by us or our service providers). These laws may not be consistent, and compliance in the event of a widespread data breach may be difficult and costly. We may also be contractually required or otherwise obligated to notify investors and others of a security breach. Although we may have contractual protections against our service providers should they experience a security breach, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security as well as in responding to any such actual or perceived breach. Any contractual protections we may have against relevant counterparties may not be sufficient to protect adequately us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

Internationally, many jurisdictions have established their own data privacy and protection legal frameworks with which we may need to comply. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) imposes strict requirements on the processing of personal information. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal information processing. Potential monetary fines for noncompliance with the EU GDPR are significant — up to the greater of €20 million or 4% of global turnover. The EU GDPR provides that European Union (“EU”) member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of personal information which could limit our ability to collect, use and share European personal information, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition.

Certain jurisdictions, including the EU, UK and China, have enacted data localization laws and cross-border personal information transfer laws, which may make it more difficult to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. If we cannot implement and maintain valid compliance mechanisms for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere. We may have to implement different personal information processing activities to address these data localization and cross-border personal information transfer laws. As we expand into countries and jurisdictions outside the U.S., we may be subject to additional data privacy and protection laws and regulations that may affect how we conduct business.

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

Other future changes in tax laws or regulations, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities could adversely affect us. Such changes may include (but are not limited to) the tax rate applicable to operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. For example, in August 2022, the United States enacted a 1% excise tax on stock buybacks by public companies and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our financial position and overall or effective tax rates in the future, reduce after-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a few complex factors including, but not limited to, projected levels of taxable income, tax audits conducted and settled by tax authorities, and adjustments to income taxes upon finalization of income tax returns.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to several laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies and investment advisers in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a few aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

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

Beginning in March 2020, the global financial markets and business climate have been adversely affected by the global outbreak of COVID-19. The spread of the COVID-19 pandemic throughout the world led many countries to institute a variety of measures, including stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of nonessential businesses or limiting their hours of operation, and other restrictions on businesses and their operations, to contain viral spread. These measures in turn caused reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and significant financial market volatility. While many of the initial restrictions have been relaxed or lifted to generate more economic activity, the risk of future COVID-19 outbreaks remains, and restrictions have been and may continue to be imposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, the availability of viable treatment options could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period, potentially further delaying global economic recovery. As a result, we are unable to predict the ultimate duration and adverse impact of COVID-19 on our business, financial condition and results of operations. COVID-19 has impacted, and may further impact, our business in various ways.

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

Holders of our Class A common stock and Class B common stock will vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock will entitle its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. After a Sunset becomes effective, each share of our Class B common stock will convert into Class A common stock. As of December 31, 2022, the Class B Holders have approximately 95% of the combined voting power of our common stock. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A common stock could be adversely affected. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.

Our dual class structure may depress the trading price of our Class A common stock.

Our dual class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers restrict inclusion of companies with dual or multiple class share structures in certain of their indexes, including the S&P 500. In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in certain indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

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

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we will be a Delaware corporation and governed by the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have similar effects as Section 203 of the DGCL, except that they provide that the Sunset Holders, their affiliates, groups that include the Sunset Holders and certain of their direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Although there can be no assurance of the outcome of such proceedings, our management does not believe it is probable that any pending or, to our knowledge, threatened legal proceeding or claim would individually or in the aggregate materially affect our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the New York Stock Exchange under the symbol "PX". There is no established public trading market for our Class B common stock.

Holders of Record

As of December 31, 2022, there were 3,104 stockholders of record of our Class A common stock and there were 2,930 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We declared a quarterly dividend of $0.30 per share of our common stock to record holders in each fiscal quarter of 2022.

The declaration and payment by us of any future dividends to holders of our common stock is at the sole discretion of our board of directors. Our board intends to cause us to continue to pay a comparable cash dividend on a quarterly basis. Subject to funds being legally available, we intend to cause P10 Intermediate to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes and to pay our corporate and other overhead expenses, including dividend payments to our stockholders.

Issure Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2022	192,654	$10.30	192,654
November 1 - 30, 2022	994,950	$9.45	994,950
December 1 - 31, 2022	759,161	$9.68	759,161	$19,787,024
Total	1,946,765	$9.62	1,946,765

(1) On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization, not to exceed $20 million (the "Stock Repurchase Program"). On December 27, 2022, we announced that our Board of Directors authorized an additional $20 million for repurchases under the Stock Repurchase Program. The authorization provides us the flexibility to repurchase shares in the open market, in block trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The Stock Repurchase Program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on October 21, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2022, relative to the performance of the S&P 500 Index and Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on October 21, 2021, and dividends reinvested in the security or index.

Comparison of Cumulative Total Return
$120
$115
$110
$105
$100
$95
$90
$85
$80
$75
$70
10/21/2021
12/31/2021
12/31/2022
P10, Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	October 21, 2021	December 31, 2021	December 31, 2022
P10, Inc.	$100.00	$115.73	$88.33
S&P 500 Index	$100.00	$105.05	$86.02
Dow Jones US Asset Managers Index	$100.00	$99.55	$75.48

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

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this annual report on Form 10-K due to the effects of acquisitions which occurred during the years ended December 31, 2022, 2021, and 2020, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. This annual report reflects the historical results of operations and financial position of P10 Holdings, our predecessor for accounting purposes, prior to the Reorganization and IPO. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors", the "Summary of Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2022, fiscal 2021 and fiscal 2020 are to our fiscal years ended December 31, 2022, 2021 and 2020, respectively.

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

During the year ended December 31, 2020, we completed several acquisitions to expand the private market solutions available to our investors. On April 1, 2020, we completed our acquisition of Five Points to serve as our Private Credit solution (which also offers certain private equity solutions). Five Points’ results are included in our Consolidated Statements of Operations beginning with the period from April 1, 2020 through December 31, 2020 and forward. On October 2, 2020, we completed our acquisition of TrueBridge Capital Partners, LLC (TrueBridge) to serve as our Venture Capital solution. TrueBridge’s results are included in our Consolidated Statements of Operations beginning with the period from October 2, 2020 through December 31, 2020 and forward. On December 14, 2020, we completed our acquisition of 100% of the equity interest in ECG to serve as our Impact Investing solution. ECG’s results are included in our Consolidated Statements of Operations beginning with the period from December 14, 2020 through December 31, 2020 and forward. These acquisitions were accounted for as business combinations, and these entities are reported as consolidated subsidiaries of P10. Additionally, on December 14, 2020, we completed our acquisition of approximately 49% of the voting interests and 50% of the economic interests in ECP, which is a related party of ECG. As we only acquired a non-controlling interest in ECP, it is reported as an equity method investment in accordance with ASC 323, Equity Method and Joint Ventures ("ASC 323").

On September 30, 2021, we completed the acquisitions of Hark Capital Advisors, LLC ("Hark") and Bonaccord Capital Advisors, LLC ("Bonaccord") to further expand on solutions available to our investors. The effect of these acquisitions is reflected in our Consolidated Balance Sheet at December 31, 2021 and 2022 and the Consolidated Statement of Operations beginning with the period from September 30, 2021 to December 31, 2021 and forward. These acquisitions were accounted for as business combinations and are reported as consolidated subsidiaries of P10.

On October 20, 2021, P10 Holdings, in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, which is a wholly owned subsidiary of P10, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. Net proceeds from the sale of our Class A common stock, after deducting underwriting discounts and commissions but before expenses was approximately $129.4 million. Of the proceeds, $86.8 million was used to paydown the outstanding term loan balance, $12.4 million was used to pay off the RCP Seller Notes, $1.1 million cash settled certain option awards, $1.0 million funded the dividend on P10 Intermediate's preferred stock and $4.5 million was used to pay expenses incurred in connection with the offering.

Following the reorganization and IPO, P10 has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for a term loan facility in an aggregate principal amount of $125 million (the "term loan") and revolving commitments in an aggregate principal amount of $125 million (the "revolver") with a four year term and an additional $125 million accordion feature. The variable interest rate is 210 basis points over the Secured Overnight Financing Rate ("SOFR"). Borrowings were used to pay down the outstanding balance under the previous credit facility with HPS and related transaction expenses, pay off Seller's Notes related to the RCP acquisition and to finance working capital needs and for general corporate purposes. The facility includes the option to exercise a $125.0 million accordion feature. The accordion feature was exercised in order to complete the acquisition of Western Technology Investment LLC ("WTI") on October 13, 2022. The outstanding balance as of December 31, 2022 was $293.4 million.

On October 13, 2022, we completed the acquisition of WTI that again further expanded on solutions available to our investors by entering into the venture debt space. The effect of this acquisition is reflected in our Consolidated Balance Sheet at December 31, 2022 and Consolidated Statement of Operations from October 13, 2022 to December 31, 2022. The acquisition was accounted for as a business combination and WTI is reported as a consolidated subsidiary of P10.

During the 2022, the Board approved up to $40.0 million to repurchase stock. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of its Class A Common Stock, trading volume, ongoing assessment of P10’s working capital needs, general market conditions, and other factors. For the year ended December 31, 2022, $19.8 million has been spent to buy back shares under this program.

As of December 31, 2022, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 39 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 260+ fund managers, 490+ private market funds and 2,000+ portfolio companies. We have 48 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,000 investment firms, 9,000 funds, 38,000 individual transactions, 30,000 private companies and 250,000 financial metrics. As of December 31, 2022, PES managed $10.8 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 22+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,000+ investors, 65+ fund managers, 74 direct investments, 300+ private market funds and 8,000+ portfolio companies. We have 18 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2022, VCS managed $5.4 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 100 investors.

We currently have 32 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $3.3 billion into 850+ projects and businesses across 39 states since 1999. We have invested $2.6 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets have generated over 1.6 billion KWh of renewable energy over the lifetime of the portfolio. As of December 31, 2022, IIS managed $1.9 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 38 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 12 active investment vehicles and 1,600+ portfolio companies with over $9.7+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 520 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 45+ platform investments. As of December 31, 2022, PCS managed $3.1 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $11.7 billion of our FPAUM as of December 31, 2022.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $8.0 billion of our FPAUM as of December 31, 2022.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.5 billion of our FPAUM as of December 31, 2022.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision makers (our Co-Chief Executive Officers) evaluate financial performance and make decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite rising interest rates and the global economy outlook remaining uncertain, we continue to see investors turning towards alternative investments to achieve consistent and higher yields with our contractually guaranteed fee rate.

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search for lower fee alternatives as relative returns in active public market strategies have compressed. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes, (b) legislation that allows retirement plans to add private equity vehicles as an investment option, and (c) the adoption of Environmental, Social, and Corporate Governance (“ESG”) and impact investing by the institutional and high net worth investor community.
•
Favorable lower and lower-middle market dynamics, and data driven sourcing. We attribute our strong investment performance track record to several factors, including: our broad private market relationships and access to fund managers and investments, our diligent and responsible investment process, our tenured investing experience and our premier data, technology, and analytic capabilities. Our ability to continue generating strong returns will be impacted by lower and lower-middle market dynamics and our ability to source deals efficiently and effectively using data analytics. As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. This favorable lower and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. In addition, our premier data and analytic capabilities, driven by our proprietary database, support our robust and disciplined sourcing criteria, which fuels our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio construction, management, and monitoring and enable a portfolio grading system, as well as repository of investment evaluation scorecards. Our ability to maintain our data advantage is dependent on several factors, including our continued access to a broad set of private market information on an on-going basis.
•
Expanding asset class solutions, broaden geographic reach and grow private markets network effect. Our ability to continue growing is impacted by our scalability and ability to maximize investor relationships. The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency. Our scalable business model is well positioned to expand and grow our footprint as we develop our position within the private markets ecosystem to further leverage our synergistic solutions offering. We currently have a leading presence in North America, but believe that expanding our investor presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi- asset class manager selection.

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
•
Our ability to raise capital to fund acquisitions and strategic growth initiatives. In addition to organic growth of our existing solutions and services, our growth will continue to depend, in part, on our ability to identify, evaluate and acquire high performing and high-quality asset management businesses to expand our team of asset managers and advisors, as well as expand the industries and end markets which we serve. These acquisitions may require us to raise additional capital through debt financing or the issuance of equity securities. Our ability to obtain debt with acceptable terms will be influenced by the corporate debt markets and prevailing interest rates, as well as our current credit worthiness. The funding available through the issuance of equity securities will be determined in part by the market price of our shares.
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
•
Data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to use these advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on several factors, including our continued access to a broad set of private market information on an on-going basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.
•
Consolidation of Manager relationships and flight to quality. As global financial markets continue to remain uncertain and private markets investors evaluate their exposure and allocation to private markets, a trend of consolidating managers has emerged. Our strategies, with long-track records of success, deep industry experience, well-established relationships, and high-quality investment opportunities, can benefit from a trend toward reducing the number of managers to which capital is allocated. Furthermore, we believe that by offering investors access to access-constrained investment opportunities, investors may favor our strategies as they make decisions on market exposure and allocation levels.
•
Counter-cyclical strategies can thrive in a higher-rate environment. Some strategies are counter-cyclical in nature and can take advantage of a higher rate environment. Specifically, private credit products, including our NAV lending strategy, with floating rate terms, benefit from the current environment, with floating rates and longer duration. The higher rate environment also benefits our venture debt strategy as rates float throughout the investment period.

Key Financial & Operating Metrics

Revenues

We generate revenues primarily from management fees and advisory contracts, and to a lesser extent, other consulting arrangements and services. See Significant Accounting Policies in Note 2 of our consolidated financial statements for additional information regarding the way revenues are recognized.

We earn management and advisory fees based on a percentage of investors’ capital commitments to, in funds or deployed capital. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in selected cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees ("catch up fees") on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until July of 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payments to customers asset associated with the agreement and will amortize the asset against revenue over the period the option is expected to be exercised. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

Strategic alliance expense is included in operating expenses. This expense is driven by a Strategic Alliance Agreement ("SAA") that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings and net distributable carried interest at the time of acquisition.

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

Income Tax Benefit/(Expense)

Income tax benefit/(expense) is comprised of current and deferred tax benefit/(expense). Current income tax benefit/(expense) represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the year ended December 31, 2022, December 31, 2021, and December 31, 2020.

	For the Year Ended
	December 31,
	2022	2021	2020
REVENUES	(in thousands)
Management and advisory fees	$196,546	$149,424	$66,125
Other revenue	1,814	1,110	1,243
Total revenues	198,360	150,534	67,368
OPERATING EXPENSES
Compensation and benefits	94,297	54,755	24,529
Professional fees	12,856	11,508	13,953
General, administrative and other	18,522	9,870	4,710
Contingent consideration expense	1,717	3,472	21
Amortization of intangibles	26,867	30,431	15,466
Strategic alliance expense	678	152	—
Total operating expenses	154,937	110,188	58,679

INCOME FROM OPERATIONS	43,423	40,346	8,689

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	—	(825)	(988)
Interest expense, net	(9,505)	(21,360)	(10,732)
Loss on early extinguishment of debt	—	(15,312)	—
Other income	1,545	848	—
Total other (expense)	(7,960)	(36,649)	(11,720)
Net income before income taxes	35,463	3,697	(3,031)
Income tax (expense)/benefit	(6,064)	7,070	26,837
NET INCOME	$29,399	$10,767	$23,806

Revenues

Year Ended December 31, 2022 and December 31, 2021

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1.03% for the year ended December 31, 2022 and 1.00% for the year ended December 31, 2021. For the year ended December 31, 2022 compared to the year ended December 31, 2021, revenues increased $47.8 million or 32% due to higher management fees primarily from the impact of organic growth in 2022.

Management and advisory fees increased $47.1 million, or 32%, to $196.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due primarily from additional fund closings and capital raised. The full year of revenues from Hark and Bonaccord who were both acquired in the last day of the third quarter in 2021 and a partial quarter of revenue in 2022 from the acquisition of WTI attributed $14.9 million of the increase in management fee revenue. Catch up fees for the twelve months ended December 31, 2021 were $6.1 million associated with the fund closings at TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.7 million or 63% to $1.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 driven primarily by an increase of

$0.6 million of interest income and $0.1 million of facility fee revenues, offset by a decrease of $0.2 million to referral fee revenues.

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

Management and advisory fees increased $83.3 million, or 126%, to $149.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due primarily to the acquisitions of TrueBridge and ECG during the fourth quarter of 2020, which contributed management fee and advisory revenues of $53.8 million. Acquisitions of Five Points in the second quarter of 2020 and Bonaccord and Hark on September 30, 2021, contributed management fee and advisory revenues of $7.4 million. The remaining increase of $22.1 million represents an increase in the Company’s management fees due to increases in FPAUM, primarily from capital raised and additional fund closings during the third and fourth quarters of 2021. Catch up fees for the twelve months ended December 31, 2021 were $6.1 million associated with the fund closings at TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, decreased by $0.1 million or 11% to $1.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven primarily by a decrease of $0.1 million of interest income and $0.1 million of facility fee revenues, offset by a decrease of $0.1 million to referral fee revenues.

	For the Year Ended
	December 31,
	2022	2021	2020
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$94,297	$54,755	$24,529
Professional fees	12,856	11,508	13,953
General, administrative, and other	18,522	9,870	4,710
Contingent consideration expense	1,717	3,472	21
Amortization of intangibles	26,867	30,431	15,466
Strategic alliance expense	678	152	—
Total operating expenses	$154,937	$110,188	$58,679

Operating Expenses

Year Ended December 31, 2022 and December 31, 2021

Total operating expenses increased by $44.7 million, or 41%, to $154.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases in compensation and benefits as well as general, administrative, and other expenses primarily due to the acquisitions of Hark and Bonaccord on September 30, 2021 and WTI on October 13, 2022 as well as increased operating expenses related to organizational growth and public company expenses.

Compensation and benefits expense increased by $39.5 million, or 72%, to $94.3 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Stock compensation accounts for $18.6 million of the increase. This was driven by RSUs and stock options granted to employees during the fourth quarter of 2021 and the first, third and fourth quarters of 2022 as well as RSAs granted in late 2021 and the third quarter of 2022. The Bonaccord and Hark Units that are discussed in Note 16 of the consolidated financial statements account for $8.3 million of the $18.6 million of increased stock compensation expense. The acquisitions of Hark, Bonaccord, and WTI contributed $12.3 million to the increase in compensation expense. Five Points made a $1.7 million one-time payment to buyout the employment contracts for the prior partners during the first quarter of 2022. There was a $2.1 million increase associated with the build out of P10 back office to meet compliance needs of a public company. Finally, an additional $4.8 million related to increases in headcount and performance incentives across all subsidiaries.

Professional fees increased by $1.3 million, or 12%, to $12.9 million primarily driven by both timing of acquisitions in 2021 and 2022 as well as public company filing and compliance costs.

General, administrative and other increased by $8.7 million, or 88% to $18.5 million, due primarily to the acquisitions of Hark, Bonaccord, and WTI as well as public company expenses. The additions of Hark, Bonaccord, and WTI brought an additional $2.6 million of expense in 2022. The Company also entered into a D&O insurance policy following the IPO in October 2021. This brought an additional $1.9 million of expense during the year ended December 31, 2022. The Company entered into two new leases since September 30, 2021 which added an additional $1.4 million of expense. The remaining $2.8 million of additional general and administrative expense is derived from additional information technology expenses and increased travel since last year.

Contingent consideration expense decreased $1.8 million, to $1.7 million, for the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021. This was driven by quarterly revaluations of the contingent consideration from the acquisitions of Hark and Bonaccord.

Amortization of intangibles decreased by $3.5 million, or 12%, to $26.9 million, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease is driven by an intangible asset that fully amortized in 2021 at RCP and less amortization at ECG in 2022 than in 2021 driven by unique syndication fee contracts. This was offset by the addition of $65.2 million of gross finite lived intangible assets in the acquisitions of Hark, Bonaccord, and WTI.

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

Other Income/(Expense)

Year Ended December 31, 2022 and December 31, 2021

Other expenses decreased by $28.7 million, or (78)%, to $8.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily driven by the early extinguishment of the credit and guaranty facility on December 22, 2021. The Company incurred $15.3 million of expense associated with early extinguishment of the credit and guaranty facility and subsequent pay off of Notes payable to sellers from the RCP acquisition. This consisted of $4.8 million of penalties paid for early principal paydowns, $2.1 million of non-cash write offs of debt issuance cost amortization associated with the credit and guaranty facility, and $8.4 million of remaining amortization on the Notes payable to sellers. Those non-recurring expenses coupled with lower interest rates through the majority of 2022 as a product of the refinance are attributable to the decrease in other expenses. Our interest rate on the credit and guaranty facility was 7%, where as the existing credit facility is 2.1% plus SOFR. The average interest rate on our 2022 debt was 4.11%.

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

Income Tax Benefit/Expense

Year Ended December 31, 2022 and December 31, 2021

Income taxes increased by $13.1 million to an expense of $6.1 million for the year ended December 31, 2022 compared to a benefit of $7.1 million for the year ended December 31, 2021. The decrease was primarily due to the decrease of deferred tax assets during 2022.

Year Ended December 31, 2021 and December 31, 2020

Income tax benefit decreased by $19.8 million to $7.1 million for the year ended December 31, 2021 compared to a benefit of $26.8 million for the year ended December 31, 2020. The decrease was primarily due to the increase of deferred tax assets during 2021, which is largely driven by the prior year's large release in valuation allowance.

FPAUM

The following table provides a period-to-period roll-forward of our fee earning AUM on a pro forma basis as if Hark, Bonaccord, and WTI were acquired on January 1, 2021.

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2022	2021
	(in millions)	(in millions)
Balance, Beginning of period	$19,031	$14,567
Add:
Acquisitions	—	—
Capital raised (1)	2,454	4,294
Capital deployed (2)	1,056	735
Net Asset Value Change (3)	(151)	(4)
Less:
Scheduled fee base stepdowns	(578)	(499)
Expiration of fee period	(607)	(62)
Balance, End of period	$21,205	$19,031

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee-earning AUM on an actual basis.

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2022	2021
	(in millions)	(in millions)
Balance, Beginning of period	$17,263	$12,706
Add:
Acquisitions	1,694	952
Capital raised (1)	2,454	3,384
Capital deployed (2)	940	697
Net Asset Value Change (3)	9	13
Less:
Scheduled fee base stepdowns	(547)	(427)
Expiration of fee period	(607)	(62)
Balance, End of period	$21,206	$17,263

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of December 31, 2022

FPAUM increased $2.2 billion, or 11.4%, to $21.2 billion on a pro forma basis and $3.9 billion or 22.8% to $21.2 billion on an actual basis for the year ended December 31, 2022, due primarily to an increase in capital raised from our private equity and venture capital solutions as well as the acquisition of WTI. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

In order to compute Adjusted EBITDA, we adjust our GAAP net income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation),

•
The cost of financing our business,
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;
•
Registration-related expenses includes professional services associated with our prospectus process incurred during the period, and does not reflect expected regulatory, compliance, and other costs associated with those that were incurred subsequent to our Initial Public Offering, and
•
The effects of income taxes.

Adjusted Net Income in 2021 reflects the cash payments made for interest, which differs significantly from total interest expense that includes non-cash interest on the non-interest-bearing Seller Notes related to our acquisitions of RCP 2 and RCP 3. Similarly, the cash income taxes paid during the 2022 and 2021 periods differ significantly from the net income tax benefit, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net income	$29,399	$10,767	$23,806
Add back (subtract):
Depreciation & amortization	28,028	30,703	15,571
Interest expense, net	9,505	37,497	11,720
Income tax expense/(benefit)	6,064	(7,070)	(26,837)
Non-recurring expenses	9,587	8,807	9,832
Non-cash stock based compensation	9,587	2,416	714
Acquisition based compensation	9,029	—	—
Earn out related compensation	5,612	—	—

Adjusted EBITDA	106,811	83,120	34,806
Less:
Cash interest expense	(6,784)	(17,997)	(9,699)
Cash income taxes, net of taxes related to acquisitions	(2,114)	(2,308)	(1,169)
Adjusted Net Income	$97,913	$62,815	$23,938

The 2021 cash paid for interest includes a loss on extinguishment of $4.8 million.

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	December 31.	December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$29,492	$43,482	$(13,990)	(32)%
Goodwill and other intangibles	658,433	547,489	110,944	20%
Total assets	826,360	676,217	150,143	22%
Debt obligations	289,224	212,496	76,728	36%
Stockholders’ equity	$433,883	$395,164	$38,719	10%

There was a decrease in cash and cash equivalents from $43.5 million as of December 31, 2021 to $29.5 million as of December 31, 2022 due to operating cash flows and cash flows from financing activities related to borrowings on the Credit Facility. In addition, cash used for the acquisition of WTI. There was an increase in goodwill and intangible assets of $110.9 million due to the acquisition of WTI of $137.6 million. This was offset by amortization of intangible assets during the year ended December 31, 2022. Remaining total assets also increased in the same period by $53.2 million primarily due to $24.2 million increase in due from related parties. This is driven by the Advisory Agreement at Enhanced. Additionally, deferred tax assets decreased by $3.9 million driven primarily by the release of valuation allowances for state net operating loss carryforwards.

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

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125 million accordion feature available in the credit agreement, which we exercised in September 2022. The accordion was not drawn until October 2022, at which point it was divided to $87.5 million of term loan and $37.5 million of revolver. $6.0 million of the revolver was drawn at the time.

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

As of December 31, 2022, the Term Loan with a balance of $125.0 million is incurring interest at a SOFR rate of 2.61%. The Term Loan associated with the accordion exercise with a balance of $87.5 million is incurring interest at a SOFR rate of 4.45%. As of December 31, 2022, the Revolver Facility is split into seven tranches. The total principal outstanding is $80.9 million and the average SOFR rate amongst the tranches is 4.32%. The tranches are all incurring interest at a set rate for three month periods and are subsequently reset at the current SOFR rate.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of December 31, 2022, P10 was in compliance with its financial covenants required under the facility. As of December 31, 2022, the balance drawn on the revolving credit facility is $80.9 million and on the term loan, the balance is $212.5 million. The Company has incurred $8.4 million in interest expense for the year ended December 31, 2022.

In September 2022, the Company exercised the accordion feature of the Credit Agreement. There were no draws made until the fourth quarter of 2022. The Company incurred $1.4 million of up front fees during the exercise which are reflected as debt obligations on the Consolidated Balance Sheets.

Cash Flows

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 and December 31, 2020

The following table reflects our cash flows for the twelve months ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,

	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$61,675	$49,019	$10,669
Net cash used in investing activities	(98,590)	(47,400)	(214,193)
Net cash provided by (used in) financing activities	22,925	29,080	196,841

Increase (decrease) in cash and cash equivalents and restricted cash	$(13,990)	$30,699	$(6,683)

Operating Activities

Year Ended December 31, 2022 and December 31, 2021

Cash from operating activities increased $12.6 million or 26%, to $61.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The components of this net increase primarily consist of a $18.6 million increase in net income as well as of the following changes in operating assets and liabilities:

•
An increase of $14.4 million in due from related parties primarily driven by the Advisory Agreement at Enhanced;
•
An increase in cash used for accounts payable for the year of $10.2 million, of which $8.6 million related to the distribution of a payable related to the acquisition of WTI;
•
A decrease in income tax benefit of $13.1 million primarily driven by a decrease of deferred tax assets.

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

Investing activities

Year Ended December 31, 2022 and December 31, 2021

The cash used in investing activities increased by $51.2 million, or 108% to $98.6 million, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase in cash used in investing activities was due almost entirely to the 2022 acquisition of WTI as compared to the 2021 acquisitions of Hark and Bonaccord. The acquistion of WTI resulted in net cash payments of $96.5 million whereas the acquisitions of Hark and Bonaccord resulted in net cash payments of $46.9 million during the third quarter of 2021.

Year Ended December 31, 2021 and December 31, 2020

The cash used in investing activities decreased by $166.8 million, or 78% to $47.4 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease in cash used was due almost entirely to the 2021 acquisitions of Hark Capital and Bonaccord Capital as compared to the 2020 acquisitions of Five Points, Truebridge, and ECG. The acquisitions of Hark and Bonaccord resulted in net cash payments of $46.9 million during the third quarter of 2021 whereas the acquisitions of Five Points, Truebridge and ECG resulted in net cash payments of $213.9 million in 2020.

Financing Activities

Year Ended December 31, 2022 and December 31, 2021

We recorded a net $22.9 million for the year ended December 31, 2022 of cash provided by financing activities, as compared to cash provided by financing activities of $29.1 million for the twelve months ended December 31, 2021 due to the following factors: (1) borrowings on the Term Loan and Revolving Credit Facility of $75.6 million net of $41.0 million of repayments and associated debt issuance costs of $1.9 million, (2) repurchases of common stock of $21.9 million, (3) cash settlement of stock options of $12.5 million, (4) dividends paid of $10.5 million and (5) contingent consideration payments of $7.4 million. The cash provided by financing activities for the twelve months ended December 31, 2021 was primarily due to the proceeds from the IPO of $138.0 million, debt drawn on the Credit and Guaranty Facility of $252.9 million to fund acquisition activity and the debt refinance associated with the establishment of the Term Loan and Revolving Credit Facility, and $341.3 million related to the extinguishment of debt associated with establishment of the Term Loan and Revolving Credit Facility.

Year Ended December 31, 2021 and December 31, 2020

We recorded a net $29.1 million for the year ended December 31, 2021 of cash provided by financing activities, as compared to cash provided by financing activities of $196.8 million for the twelve months ended December 31, 2020 due to the following factors; (1) the paydown of the Term Loan and Guaranty Facility of $300.2 million, (2) the draw on the new Term Loan and Revolving Credit Facility of $215.9 million and (3) proceeds from the IPO of $138.0 million. The cash obtained for financing activities for the twelve months ended December 31, 2020 was primarily due to the proceeds from the issuance of redeemable noncontrolling interest of $46.4 million and debt drawn on the Credit and Guaranty Facility of $159.4 million to fund acquisition activity.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Operating lease obligations (1)	$21,581	$3,003	$3,881	$2,741	$2,417	$2,338	$7,201
Debt obligations (2)	293,400	10,625	10,625	272,150	—	—	—
Total	$314,981	$13,628	$14,506	$274,891	$2,417	$2,338	$7,201

1)
We lease office space under agreements that expire periodically through 2032. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
2)
Debt obligations presented in the table reflect scheduled principal payments related to the various debt instruments of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates, or judgements. See Note 2, “Significant Accounting Policies” of our consolidated financial statements for a summary of our significant accounting policies.

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

To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 7 of our consolidated financial statements for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 7 of our consolidated financial statements for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. Five Points, P10 Inc., P10 Holdings, and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Interest Rate Risk

As of December 31, 2022, we had $293.4 million in outstanding principal under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On December 31, 2022, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.1 million increase in interest expense related to the loan over the next 12 months.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P10, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois
March 27, 2023

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	December 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$20,021	$40,916
Restricted cash	9,471	2,566
Accounts receivable	16,551	2,854
Note receivable	4,231	2,552
Due from related parties	36,538	12,357
Investment in unconsolidated subsidiaries	2,321	1,803
Prepaid expenses and other assets	5,089	4,759
Property and equipment, net	2,878	981
Right-of-use assets	15,923	14,789
Contingent payments to customers	13,629	—
Deferred tax assets, net	41,275	45,151
Intangibles, net	151,795	128,788
Goodwill	506,638	418,701
Total assets	$826,360	$676,217
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$2,578	$401
Accrued expenses	8,052	6,009
Accrued compensation and benefits	18,900	6,465
Due to related parties	2,157	2,258
Other liabilities	8,715	1,808
Contingent consideration	17,337	22,963
Accrued contingent liability	14,305	—
Deferred revenues	12,651	12,953
Lease liabilities	18,558	15,700
Debt obligations	289,224	212,496
Total liabilities	392,477	281,053
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 43,303,040 issued and 42,365,266 outstanding as of December 31, 2022, and 34,464,920 issued and 34,464,920 outstanding as of December 31, 2021, respectively	42	34
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 73,131,825 shares issued and 73,008,374 shares outstanding as of December 31, 2022, and 82,851,279 shares issued and 82,727,827 shares outstanding as of December 31, 2021, respectively	73	83
Treasury stock	(9,926)	(273)
Additional paid-in-capital	628,828	650,405
Accumulated deficit	(225,879)	(255,085)
Noncontrolling interest	40,745	—
Total stockholders' equity	433,883	395,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$826,360	$676,217

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated VIE Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	December 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$12,654	$18,536
Restricted cash	756	756
Accounts receivable	3,264	1,060
Note receivable	808	2,552
Due from related parties	16,029	3,243
Prepaid expenses and other assets	3,823	1,330
Property and equipment, net	1,409	866
Right-of-use assets	15,081	4,976
Contingent payments to customers	13,629	-
Intangibles, net	117,142	84,339
Goodwill	383,444	295,507
Total assets	$568,039	$413,165
LIABILITIES
Accounts payable	$2,418	$121
Accrued expenses	16,690	4,818
Accrued compensation and benefits	14,191	4,326
Contingent consideration	17,337	22,963
Accrued contingent liability	14,305	-
Deferred revenues	11,265	10,676
Lease liabilities	16,798	5,944
Deferred tax liabilities, net	3,316	4,769
Total liabilities	$96,320	$53,617

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,

	2022	2021	2020
REVENUES
Management and advisory fees	$196,546	$149,424	$66,125
Other revenue	1,814	1,110	1,243
Total revenues	198,360	150,534	67,368
OPERATING EXPENSES
Compensation and benefits	94,297	54,755	24,529
Professional fees	12,856	11,508	13,953
General, administrative and other	18,522	9,870	4,710
Contingent consideration expense	1,717	3,472	21
Amortization of intangibles	26,867	30,431	15,466
Strategic alliance expense	678	152	—
Total operating expenses	154,937	110,188	58,679
INCOME FROM OPERATIONS	43,423	40,346	8,689
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	—	(825)	(988)
Interest expense, net	(9,505)	(21,360)	(10,732)
Loss on extinguishment of debt	—	(15,312)	—
Other income	1,545	848	—
Total other (expense)	(7,960)	(36,649)	(11,720)
Net income before income taxes	35,463	3,697	(3,031)
Income tax benefit/(expense)	(6,064)	7,070	26,837
NET INCOME	$29,399	$10,767	$23,806
Less: preferred dividends attributable to redeemable noncontrolling interest	-	(1,593)	(720)
Less: net income attributable to noncontrolling interest in P10 Intermediate	(193)	-	-
NET INCOME ATTRIBUTABLE TO P10	$29,206	$9,174	$23,086

Earnings per share
Basic earnings per share	$0.25	$0.13	$0.37
Diluted earnings per share	$0.24	$0.08	$0.36
Dividends paid per share	$0.09	$—	$—
Weighted average shares outstanding, basic	116,751	72,660	62,465
Weighted average shares outstanding, diluted	121,655	112,332	64,905

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interst	Equity
Balance at December 31, 2019	62,464	63	—	$—	—	$—	123	$(273)	$323,596	$(287,345)	$—	$36,041
Stock-based compensation	—	—	—	—	—	—	—	—	714	—	—	714
Net income attributable to P10	—	—	—	—	—	—	—	—	—	23,086	—	23,086
Balance at December 31, 2020	62,464	63	—	$—	—	$—	123	$(273)	$324,310	$(264,259)	$—	$59,841

Net income attributable to P10	—	—	—	—	—	—	—	—	—	9,174	—	9,174
Stock-based compensation	—	—	—	—	—	—	—	—	2,416	—	—	2,416
Exchange of common stock and redeemable noncontrolling interest to Class B common stock	(62,464)	(63)	—	—	105,655	106	—	—	197,676	—	—	197,719
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	—	11,500	11	—	—	—	—	129,364	—	—	129,375
Deferred offering costs	—	—	—	—	—	—	—	—	(3,361)	—	—	(3,361)
Issuance of restricted stock awards	—	—	—	—	36	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock in connection with IPO	—	—	8,500	9	(8,500)	(9)	—	—	—	—	—	—
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common stock in connection with registered offering subsequent to reorganization and IPO	—	—	3,000	3	(3,000)	(3)	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	11,464	11	(11,464)	(11)	—	—	—	—	—	—
Balance at December 31, 2021	—	—	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$—	$395,164
Net income	—	—	—	—	—	—	—	—	—	29,206	193	29,399
Stock-based compensation	—	—	—	—	—	—	—	—	10,361	—	—	10,361
Deferred offering costs	—	—	—	—	—	—	—	—	(80)	—	—	(80)
Issuance of restricted stock awards	—	—	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	—	—	405	—	—	—	—	—	3,833	—	—	3,833
Exchange of Class B common stock for Class A common stock	—	—	8,422	9	(8,422)	(9)	—	—	—	—	—	(0)
Exercise of stock options	—	—	14	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding	—	—	(35)	—	—	—	—	—	(454)	—	—	(454)
Stock repurchase	—	—	(938)	(1)	(1,297)	(1)	938	(9,653)	(12,248)	—	—	(21,903)
Settlement of stock options	—	—	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Capital contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	40,733	40,733
Distributions to non-controlling interest											(181)	(181)
Dividends declared	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	—	—	(10,522)	—	—	(10,522)
Balance at December 31, 2022	—	—	42,365	42	73,008	73	1,061	(9,926)	628,828	(225,879)	40,745	433,883

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,399	$10,767	$23,806
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,616	3,528	714
Non-cash incentive compensation	—	1,396	—
Depreciation expense	485	272	105
Amortization of intangibles	26,867	30,431	15,466
Amortization of debt issuance costs and debt discount	1,116	4,748	2,040
Income from unconsolidated subsidiaries	(1,532)	(1,087)	—
Deferred tax expense (benefit)	3,693	(8,140)	(30,274)
Loss on extinguishment of debt	—	10,499	—
Measurement of contingent payments to customers	676	—	—
Remeasurement of contingent consideration	1,717	3,472	—
Post close purchase price adjustment	11	—	—
Change in operating assets and liabilities:
Accounts receivable	(1,066)	407	1,942
Due from related parties	(24,181)	(9,782)	(427)
Prepaid expenses and other assets	2,871	(1,390)	(74)
Right-of-use assets	2,912	1,651	1,186
Accounts payable	(10,889)	(702)	619
Accrued expenses	1,556	(2,674)	931
Accrued compensation and benefits	8,014	3,335	1,754
Due to related parties	(101)	58	141
Other liabilities	3,950	1,554	(34)
Deferred revenues	(302)	2,606	(5,960)
Lease liabilities	(2,137)	(1,930)	(1,266)
Net cash provided by operating activities	61,675	49,019	10,669
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(96,455)	(44,612)	(213,909)
Purchase of intangible assets	(36)	(30)	—
Note receivable	(1,687)	(2,552)	—
Proceeds from note receivable	7	—	—
Investments in unconsolidated subsidiaries	—	(2,638)	—
Proceeds from investments in unconsolidated subsidiaries	1,014	4,080	—
Software capitalization	(138)	—	—
Post-closing payments related to acquisitions	—	(1,519)	(250)
Purchases of property and equipment	(1,295)	(129)	(34)
Net cash used in investing activities	(98,590)	(47,400)	(214,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of redeemable noncontrolling interests	—	—	46,353
Repayment of notes payable to sellers	—	(9,406)	—
Repayment of loans payable	—	(31,658)	—
Borrowings on debt obligations	120,662	252,873	159,350
Repayments on debt obligations	(43,162)	(295,376)	(4,798)
Cash paid for extinguishment of debt	—	(4,813)	—
Repurchase of Class A common stock for employee tax withholding	(454)	—
Repurchase of Class B common stock	(12,248)	—	—
Repurchase of Class A common stock	(9,653)	—
Payment of preferred stock dividends	—	(2,313)	—
Proceeds from initial public offering	—	138,000	—
Payment of initial public offering underwriting fees	—	(8,626)	—
Payment of contingent consideration	(7,344)	(727)	—
Deferred offering costs	—	(3,361)	—
Cash settlement of stock options	(12,466)	(1,112)	—
Dividends paid	(10,522)	—	—
Debt issuance costs	(1,888)	(4,401)	(4,064)
Net cash provided by financing activities	22,925	29,080	196,841
Net change in cash, cash equivalents and restricted cash	(13,990)	30,699	(6,683)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	43,482	12,783	19,466
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$29,492	$43,482	$12,783

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,784	$18,719	$9,699
Cash paid for extinguishment of debt	$—	$4,813	$—
Net cash paid for income taxes	$2,480	$5,039	$1,169
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of redeemable noncontrolling interests in acquisition	$—	$—	$141,354
Issuance of redeemable noncontrolling interests in exchange for tax amortization benefits	—	—	10,012
Issuance of noncontrolling interest in acquisition	40,745	—	—
Increase to purchase price of Enhanced for working capital adjustment	—	—	1,707
Additions to right-of-use assets	4,046	9,949	—
Additions to lease liabilities	4,995	9,949	—
Additions to contingent payments to customers	14,305	—	—
Additions to accrued contingent liability	14,305	—	—
Additions to property and equipment	949	—	—
Additions to accrued compensation and benefits	10,052	—	—
Additions to contingent consideration	—	19,160	—
Dividends declared	1	—	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$20,021	$40,916	$11,773
Restricted cash	9,471	2,566	1,010
Total cash, cash equivalents and restricted cash	$29,492	$43,482	$12,783

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, and its consolidated subsidiaries, including the convertible preferred units of P10 Intermediate, as defined below, were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares. The number of shares have been retrospectively adjusted within these financial statements to reflect this stock split. The reorganization was considered a transaction between entities under common control. As a result, the consolidated financial statements for periods prior to the reorganization and IPO are the consolidated financial statements of P10 Holdings as the predecessor to P10 for accounting and reporting purposes.

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

The direct and indirect subsidiaries of the Company include P10 Holdings, P10 Intermediate Holdings, LLC (“P10 Intermediate”), which owns the subsidiaries P10 RCP Holdco, LLC (“Holdco”), Five Points Capital, Inc. (“Five Points”), TrueBridge Capital Partners, LLC (“TrueBridge”), Enhanced Capital Group, LLC (“ECG”), Bonaccord Capital Advisors, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), P10 Advisors, LLC ("P10 Advisors"), and Western Technology Investment Advisors LLC ("WTI").

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

In June 2022, the Company formed P10 Advisors, a fully consolidated subsidiary, to manage investment opportunities that are sourced across the P10 platform but do not fit within an existing investment mandate.

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI. WTI provides senior secured financing to early-stage and emerging stage life sciences and technology companies. WTI is a registered investment advisor with the United States Securities and Exchange Commission.

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 class A common stock, following applicable restrictive periods.

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interest related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interest on the Consolidated Balance Sheets. Noncontrolling interest is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses as disclosed in the purchase agreement.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Bonaccord, Hark, and WTI. The assets and liabilities of the consolidated VIEs are presented on a gross basis in the Consolidated Balance Sheets. As a result of the reorganization in 2021, and reaffirmed after the 2022 restructure, it was determined that P10 Intermediate no longer qualifies as a VIE, but would still be consolidated under the voting interest model. This change has been retrospectively adjusted. See Note 7 for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. P10 Holdings, P10 Inc., Five Points, P10 Advisors, and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2022, and December 31, 2021, cash equivalents include money market funds of $7.8 million and $10.7 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of December 31, 2022 and December 31, 2021 was primarily cash that is restricted due to certain deposits being held by the Company for its customers.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2022 and December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Management fees are collected on a quarterly basis. Certain subsidiaries management fee contracts are collected at the beginning of the quarter, while others are collected in arrears. The management fees reflected in accounts receivable at period end are those that are collected in arrears.

Due from related parties represents receivables from the Funds for reimbursable expenses from the Funds. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP ("Advisory Agreement") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets. These amounts are expected to be fully collectible.

Note Receivable

Note receivable is mostly related to contractual amounts owed from a signed, secured promissory note with BCP Partners Holdings, LP ("BCP"). In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2022 and December 31, 2021. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until July of 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the period the option is expected to be exercised. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will remeasure each reporting period. The asset is defined as contingent payments to customers and the liability is defined as accrued contingent liability on the Consolidated Balance Sheets. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of December 31, 2022, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of December 31, 2022, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

to have finite-lives. Finite-lived trade names are amortized over 10 years in line with the pattern in which the economic benefits are expected to occur.

Goodwill is reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the difference is recorded as an impairment (not to exceed the carrying amount of goodwill). At December 31, 2022 and December 31, 2021, the Company determined that there was no impairment to goodwill.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in other income on our Consolidated Statements of Operations. As of December 31, 2022 and 2021, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, and acquisition-related earnouts (contingent on employment) not yet been paid. The acquisition-related earnout contingent on employment is a product of the acquisition of WTI. The sellers and eligible employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles that are contingent on employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is eligible through December 31, 2027 with the potential to extend an additional two years.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interest

Noncontrolling interest ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interest is presented as a separate component in our consolidated statements of income to clearly distinguish between our interests and the economic interest of third parties in those entities. Net income attributable to P10, as reported in the consolidated statements of income, is presented net of the portion of net income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

As of December 31, 2022 and December 31, 2021, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflects the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenues on the Consolidated Balance Sheets.

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are rendered, since the customers simultaneously receive and consume the benefits provided as the Company performs the service. The transaction price is the amount of consideration to which the Company expects to be entitled based on the terms of the arrangement. For certain funds, management fees are initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term. Additionally, the management fee may step down for certain funds depending on the contractual arrangement. Certain management fees are also calculated on capital deployed. Advisory services are generally based upon fixed amounts and billed quarterly. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements and referral fees. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

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

The denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units. Also included in the diluted EPS denominator are the units of P10 Intermediate owned by the sellers of WTI under the assumption that they were exercised. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for RSAs and certain RSUs, where vesting occurs after a service period is recorded ratably over the vesting period at the fair market value on the grant date. Stock compensation expense for performance based RSUs are recognized ratably over the implicit service period of when the awards are expected to be earned. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method for RSU's deemed probable of vesting and the expense is recorded over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. Refer to Note 16 for further discussion. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Forfeitures are recognized as they occur.

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

The consideration for certain of our acquisitions may include liability classified contingent consideration, which is determined based on formulas stated in the applicable purchase agreements. The amount to be paid under these arrangements is based on certain financial performance measures subsequent to the acquisitions. The contingent consideration included in the purchase price is measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in contingent consideration on our Consolidated Statements of Operations.

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

Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides amendments to ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment model with a current expected credit loss (“CECL”) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance must be applied using the modified retrospective adoption method on January 1, 2023, with early adoption permitted. The guidance does not have a material impact on the consolidated financial statements.

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023. The guidance had no effect on the consolidated financial statements.

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

Included in total consideration is $17.4 million of contingent consideration, representing the fair value of expected future payments on the date of the acquisition. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the contingent consideration expires. Total payment contingent consideration will not exceed $20 million. As of December 31, 2022, $7.3 million has been paid in contingent consideration.

The fair value of the contingent consideration was derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. As of December 31, 2022, the estimated fair value of the remaining contingent consideration totaled $12.0 million. See Note 11 for more details.

In connection with the acquisition, the Company incurred a total of $0.7 million of acquisition-related expenses. Total acquisition-related expenses were $0.2 million, $0.5 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in professional fees on the Consolidated Statements of Operations.

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

In connection with the acquisition, Bonaccord assumed a Strategic Alliance Agreement ("SAA"), providing a third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I ("Fund I"), and any subsequent fund, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. See Note 5 for more information.

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

Acquisition of WTI

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI for a total consideration of $146.0 million and an aggregate of 3,916,666 membership units of P10 Intermediate which can be exchanged on a one-for-one basis into shares of P10 class A common stock, subject to certain conditions pursuant to the Exchange Agreement entered into on August 25, 2022. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$105,262
Fair value of equity consideration	40,733
Total purchase consideration	$145,995

The Company exercised the accordion feature on the Credit Facility to complete the acquisition of WTI. The $125 million available on the accordion was split into $87.5 million of term loan and $37.5 million of revolver. The Company drew the $87.5 million of term loan and $6.0 million of the available revolver to complete the acquisition and financed the remainder with cash on hand.

In connection with the acquisition, the Company incurred a total of $3.2 million of acquisition-related expenses. Total acquisition-related expenses were $3.2 million, $0 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in professional fees on the Consolidated Statements of Operations.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	8,807
Accounts receivable	12,632
Right-of-use assets	2,904
Prepaid expenses and other assets	378
Property and equipment	138
Intangible assets, net	49,700
Total assets acquired	$74,559
LIABILITIES
Accounts payable and accrued expenses	$13,555
Lease liabilities	$2,957
Total liabilities assumed	$16,512

Net identifiable assets acquired	$58,047
Goodwill	87,948
Net assets acquired	$145,995

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The following table presents the provisional fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$42,900	9
Value of trade name	6,800	10
Total identifiable intangible assets	$49,700

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $87.9 million of goodwill is expected to be deductible for tax purposes. To the extent there are payments on EBITDA-related earnouts as discsused in Note 14, those amounts would be amortizable for tax purposes at such time.

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

The management and advisory contracts and trade names have a finite useful life. The carrying value of the management fund and advisory contracts and trade names will be amortized in line with the pattern in which the economic benefits arise and are reviewed at least annually for indicators of impairment in value that is other than temporary.

Pro-forma Financial Information

Current Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of WTI was completed on January 1, 2021:

	For the Year Ended December 31,

	2022	2021

Revenue	$224,500	$182,446
Net income attributable to P10	24,513	6,044

Pro-forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense, interest expense based on debt issued in connection with the acquisition, and compensation expense contingent on EBITDA (as noted in Note 14) as if the acquisition were completed on January 1, 2021. Additionally, this does not reflect any pro forma adjustments related to the acquisitions which occurred in 2021.

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

Pro-forma adjustments include revenue and net income (loss) of the acquired business for each period. Other pro forma adjustments include intangible amortization expense and interest expense based on debt issued or repaid in connection with the acquisition as if the acquisition was completed on January 1, 2020.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Year Ended December 31,

	2022	2021	2020
Management and advisory fees	$196,546	$149,424	$66,125
Subscriptions	642	641	671
Other revenue	1,172	469	572
Total revenues	$198,360	$150,534	$67,368

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

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. In addition, net management fee earnings would increase by the same percentage, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of December 31, 2022. The Company believes its probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II. Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of December 31, 2022 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time. For the year ended December 31, 2022, the strategic alliance expense reported was $0.7 million. For the year ended December 31, 2021, the strategic alliance expense reported was $0.2 million. For the year ended December 31, 2020, there was no strategic alliance expense. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

$4.2 million was drawn as of December 31, 2022 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was no cash paid for interest as of December 31, 2021 and the outstanding balance was capitalized to the note receivable. In 2022, $0.1 million of interest was repaid, the remainder was capitalized and added to the outstanding balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of December 31, 2022 and December 31, 2021, the balance was $4.2 million and $2.6 million, respectively. The Company recognized interest income of $0.1 million, $0.1 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $568.0 million and $413.2 million as of December 31, 2022 and December 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $96.3 million and $53.6 million as of December 31, 2022 and December 31, 2021, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of December 31, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $0.2 million related to ECG’s tax credit finance businesses and $2.1 million related to ECG’s asset management businesses. As of December 31, 2021, investment in unconsolidated subsidiaries totaled $1.8 million, of which $1.6 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $1.5 million for the year ended December 31, 2022 and $1.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, ECG made $0 of capital contributions and received distributions of $1.0 million. For the year ended December 31, 2021, ECG made $0 of capital contributions and received $1.4 million in distributions.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the years ended December 31, 2022 and December 31, 2021, ECG made $0 of capital contributions and received distributions of $0.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of December 31,	As of December 31,

	2022	2021
Computers and purchased software	$631	$387
Furniture and fixtures	2,201	461
Leasehold improvements	2,197	601
Other	—	3
	$5,029	$1,452
Less: accumulated depreciation	(2,151)	(471)
Total property and equipment, net	$2,878	$981

Note 10. Goodwill and Intangibles

Changes in goodwill for the years ended December 31, 2022 and December 31, 2021 are as follows:

Balance at December 31, 2020	$369,982
Purchase price adjustment	1,103
Increase from acquisitions	47,616
Balance at December 31, 2021	$418,701
Purchase price adjustment	(11)
Increase from acquisition	87,948
Balance at December 31, 2022	$506,638

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

Intangibles consists of the following:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	28,251	(3,472)	24,779
Management and advisory contracts	194,066	(85,563)	108,503
Technology	2,374	(1,241)	1,133
Total finite-lived intangible assets	224,691	(90,276)	134,415
Total intangible assets	$242,071	$(90,276)	$151,795

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2023	30,501
2024	26,794
2025	22,367
2026	17,625
2027	12,810
Thereafter	24,318
Total amortization	$134,415

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,337	$17,337
Total liabilities	$-	$-	$17,337	$17,337

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$22,963	$22,963
Total liabilities	$-	$-	$22,963	$22,963

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended December 31, 2022 and 2021.

The changes in the fair value of Level III financial instruments are set forth below:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Contingent Consideration Liability	For the Year Ended December 31,
	2022	2021
Balance, beginning of period:	$22,963	$593
Additions	-	19,625
Change in fair value	1,717	3,472
Settlements	(7,343)	(727)
Balance, end of period:	$17,337	$22,963

The fair value of the contingent consideration liability represents the fair value of future payments upon satisfaction of performance targets. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability primarily relate to the expected future payments of obligations with a discount rate applied. The contingent consideration liability is included in contingent consideration on the Consolidated Balance Sheets. Changes in the fair value of the liability are included in contingent consideration expense on the Consolidated Statements of Operations.

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	December 31,	December 31,
	2022	2021
Gross revolving credit facility state tax credits	$—	$-
Debt issuance costs	—	(8)
Revolving credit facility state tax credits, net	$—	$(8)
Revolver facility	$80,900	$90,900
Debt issuance costs	(2,783)	(2,981)
Revolver facility, net	$78,117	$87,919
Term loan	$212,500	$125,000
Debt issuance costs	(1,393)	(415)
Term loan, net	$211,107	$124,585
Total debt obligations	$289,224	$212,496

The table below summarizes terms of the debt obligations.

	December 31, 2022
						Weighted
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate
Term Loan	12/22/2025	$212,500	$212,500	$—	$211,107	4.08%
Revolver Facility	12/22/2025	162,500	80,900	81,600	78,117	4.14%
Total		$375,000	$293,400	$81,600	$289,224

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Non-cash interest expense was recorded on a periodic basis for the Notes payable to sellers. During the year ended December 31, 2022, we recorded $0 in interest expense related to the TAB Payments. For the years ended December 31, 2021 and December 31, 2020, P10 recorded $9.2 million and $1.0 million, respectively, in interest expense related to the TAB Payments. Of the $9.2 million recorded in 2021, $8.4 million related to the debt extinguishment.

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

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a new credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of a revolving credit facility with an available balance of $125 million (the "Revolver Facility"), a term loan for $125 million (the "Term Loan"), and the Credit

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Agreement also includes a $125.0 million accordion feature which was exercised with the acquisition of WTI. In October 2022, the accordion feature was exercised at which point it was split into $87.5 million worth of term loan and $37.5 million of revolver.

The facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 0.10%. The Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities. Certain P10 subsidiaries are encumbered by this debt agreement.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of December 31, 2022, P10 was in compliance with its financial covenants required under the facility. As of December 31, 2022, the balance drawn on the revolving credit facility is $80.9 million and on the term loan, the balance is $212.5 million. The balance as of December 31, 2021 was $90.9 million and $125.0 million, respectively.

Debt Payable

Future principal maturities of debt as of December 31, 2022 are as follows:

2023	$10,625
2024	10,625
2025	272,150
$293,400

Debt Issuance Costs

Debt issuance costs are offset against the Revolving Credit Facility State Tax Credits, the Credit and Guaranty Facility, and the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Credit and Guaranty Facility as of December 31, 2022 and December 31, 2021 were $0 and $0, respectively. Unamortized debt issuance costs for the Revolving Credit Facility State Tax Credits as of December 31, 2022 and December 31, 2021 were $0 and $8 thousand, respectively. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of December 31, 2022 and December 31, 2021 were $4.2 million and $3.4 million, respectively.

Amortization expense related to debt issuance costs totaled $1.1 million for the year ended December 31, 2022, $6.0 million for the year ended December 31, 2021 and $1.1 million for the year ended December 31, 2020. Of the $6.0 million of amortization expense recognized in 2021, $2.1 million relates to the extinguishment of the Credit and Guaranty Facility and is included in loss on extinguishment on the Consolidated Statements of Operations for the year ended December 31, 2021. During the years ended December 31, 2022 and December 31, 2021, we recorded $1.9 million and $4.4 million in debt issuance costs, respectively, which is included in debt obligations on the Consolidated Balance Sheets. Most of the debt issuance costs recorded during 2022 relate to the exercise of the accordion feature.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.3 million, $0.2 million and $0 in rent to 210 Capital, LLC for the years ended December 31, 2022, 2021 and 2020, respectively.

Effective April 1, 2020, P10 Intermediate pays a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0, $0.8 million and $0.5 for the years ended December 31, 2022, 2021 and 2020, respectively. This management fee was terminated effective October 20, 2021 when the

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Company's redeemable noncontrolling interest was converted to shares of Class B common stock in connection with the Company's IPO.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of December 31, 2022, the total accounts receivable from the Funds totaled $16.8 million, of which $6.2 million related to reimbursable expenses and $10.6 million related to fees earned but not yet received. As of December 31, 2021, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize. The costs are then removed from the balance sheet and expensed on the Consolidated Statements of Operations. The management fees described here are included in accounts receivable on the Consolidated Balance Sheets and the reimbursable expenses are included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021, ECG will receive additional advisory fees from Enhanced PC totaling $22.0 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. Since inception, $41.2 million of the total $98.0 million advisory fees have been recognized as revenue. For the years ended December 31, 2022, 2021 and 2020, advisory fees earned or recognized under this agreement were $22.2 million, $19 million and $0, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, the balance was $28.5 million and $9.5 million and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG will pay ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $11.5 million, $8.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

On September 10, 2021, ECG entered into a strategic partnership with Crossroads Impact Corp ("Crossroads"), parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and CPF will pay an advisory fee to Enhanced. The Company recognized $2.8 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the year ended December 31, 2020.

On July 6, 2022, Crossroads entered into the Advisory Agreement (the “Crossroads Advisory Agreement) with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly), and an incentive fee of 15% over a 7% hurdle rate.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The Co-CEOs of the Company are directors of Crossroads. The Company recognized $0.1 million for the year ended December 31, 2022, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the years ended December 31, 2021 and 2020.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $3.5 million for the year ended December 31, 2022 and $2.0 million for the year-ended December 31, 2021, respectively. Rent expense for the year ended December 31, 2021 included a reduction to overall expense of $0.3 million for a rent concession as a result of the COVID-19 pandemic. P10 elected the practical expedient, whereby the concessions were treated as a reduction of rent expense during the period received.

The following table presents information regarding the Company’s operating leases as of December 31, 2022:

Operating lease right-of-use assets	$15,923
Operating lease liabilities	$18,558
Cash paid for lease liabilities	$2,346
Weighted-average remaining lease term (in years)	6.81
Weighted-average discount rate	2.83%

The future contractual lease payments as of December 31, 2022 are as follows:

2023	3,003
2024	3,881
2025	2,741
2026	2,417
2027	2,338
Thereafter	7,201
Total undiscounted lease payments	21,581
Less discount	(3,023)
Total lease liabilities	$18,558

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics.Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on employment and, therefore, these earnout payments are recorded as compensation expense on the Consolidated Statements of Operations. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2022, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. Total payment will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. For the period ended December 31, 2022, December 31, 2021, and December 31, 2020, $5.2 million, $0.0 million, and $0.0. million were recognized, respectively. As of December 31, 2022, December 31, 2021, and December 31, 2022, the balance was $5.2 million, $0.0 million, and $0.0 million and is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the period ended December 31, 2022, December 31, 2021, and December 30, 2020, the Company recognized $0.4 million, $0.0. million, and $0.0 million of expense, respectively, which is included in

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

compensation and benefits on the consolidated statement of operations. As of December 31, 2022, December 31, 2021, and December 30, 2020, the balance was $0.4 million, $0.0 million, and $0.0 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement that exists between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the expected period before exercise of an option occurs. As of December 31, 2022, the Company has determined that the put options are probable and have accrued an estimated contingent liability and contingent payments to customers. As of December 31, 2022, December 31, 2021, and December 31, 2020, the balance was $14.3 million, $0.0 million, and $0.0 million, respectively, and is included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers asset balance was $13.6 million, $0.0 million, and $0.0 million as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The Company recognized $0.7 million, $0.0 million, and $0.0 million of amortization of contingent payments to customers for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will remeasure each period and recognize all changes as if they occurred at inception and recognize changes in revenue.

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

Note 15. Income Taxes

All the Company's operations are domestic. The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Current
Federal	$193	$918	$2,104
State	2,178	152	1,333
Total Current	$2,371	$1,070	$3,437
Deferred
Federal	$3,995	$(6,727)	(28,906)
State	(302)	(1,413)	(1,368)
Total Deferred	$3,693	$(8,140)	$(30,274)
Total provision (benefit)	$6,064	$(7,070)	$(26,837)

The reconciliation of the Company's federal statutory rate to the effective tax rate is as follows:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(0.1%)	0.0%	0.0%
State taxes, net of federal benefit	4.0%	(20.8%)	7.4%
Permanent items and other	0.6%	(4.6%)	2.0%
Expiration of net operating losses and tax credits	(7.3%)	70.0%	(125.7%)
Valuation allowance increase/decrease	(0.3%)	(247.8%)	1168.7%
Uncertain tax positions	(0.8%)	(9.8%)	(145.2%)
Return to provision adjustments and change in tax rates	(0.4%)	0.9%	(42.8%)
Other	0.4%	0.0%	0.0%
Effective rate	17.1%	(191.1%)	885.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

During the year, the Company completed an organizational restructure whereby the majority of it’s assets were contributed to a majority owned entity, treated as a partnership for US Federal Income Tax purposes. As a result, the deferred taxes related to the contributed assets and liabilities have been characterized as a deferred tax asset arising from the outside basis difference in the partnership investment.

Significant components of the Company's deferred taxes are as follows:

	As of	As of
	December 31,	December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$-	$675
Capitalized legal costs	-	1,249
Stock compensation	2,428	762
Interest expense	5,107	4,837
Other	1,382	1,307
Right of use assets - operating leases	-	3,998
Investment in partnership	9,029	5,740
Debt obligations	-	10,430
Suspended losses	-	28
Intangibles	1,365	-
Net operating losses and credit carryforwards	34,736	47,205
Total deferred tax assets	54,047	76,231
Valuation allowance for deferred tax assets	(12,763)	(12,857)
Deferred tax assets, net of valuation allowance	$41,284	$63,374

Deferred tax liabilities:
Goodwill	-	(8,455)
Intangibles	-	(5,728)
Investment in partnership	-	(147)
Property and equipment	(9)	(127)
Right of use assets—operating leases	-	(3,766)
Total deferred tax liabilities	(9)	(18,223)
Deferred tax assets, net	$41,275	$45,151

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Due to the uncertainty of realizing the benefits of our domestic favorable tax attributes in future tax returns, as of December 31, 2022, the Company has recorded a valuation allowance against its net deferred tax asset of $12.8 million. During the years ended December 31, 2022 and 2021, the valuation allowance decreased by approximately $0.1 million and $4.2 million, respectively.The 2022 decrease is primarily attributable to the release of valuation allowances for state net operating loss carryforwards while the 2021 valuation allowance decrease is due primarily to the release of valuation allowance on partnership outside basis differences. Among other factors in 2022, the Company’s long-term management and advisory fee contracts and related projected income serve as the positive evidence to support the release of the valuation allowance. Additionally, the Company’s restructuring undertaken in 2021 as part of the IPO transaction introduced new sources of taxable income available to absorb existing loss carry forwards. With the exception of certain deferred tax assets, primarily related to built-in capital losses, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of December 31, 2022, the Company had federal and post-apportioned state NOL carryforwards of approximately $177.4 million and $21.8 million, respectively, and research and development credit carryforwards of approximately $5.3 million. The federal NOL and credit carryforwards may expire beginning in 2023, if not utilized. This includes $2.8 million of federal NOLs that may expire in 2023, $24.3 million that may expire in 2024, and $150.3 million that may expire between 2025-2037. The state NOLs may expire beginning in 2023, if not utilized. This includes $4.5 million that may expire between 2023 and 2029 and $17.2 million that may expire between 2030 and 2039. Utilization of the NOLs and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Tax positions are evaluated utilizing a two-step process. The Company first determines whether any of its tax positions are more-likely-than-not to be sustained upon examination, based solely on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The reconciliation of the Company's unrecognized tax benefits at the beginning and end of the year is as follows:

	For the Years Ended
	December 31,
	2022	2021
Balance at January 1	$7,017	$7,378
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(275)	(361)
Settlements	-	-
Balance at December 31	$6,742	$7,017

The uncertain tax position is primarily related to transfer pricing, research and development credits and state exposure due to intercompany interest expense.

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company has $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

On March 15, 2022, the Board of Directors approved the settlement of 1.1 million options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million. This was paid on April 4, 2022.

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan creating a total of 14,300,000 shares available for grant under the Plan and the 2018 Plan. On October 21, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. As of December 31, 2022, there are 7.1 million shares available for grant.

A summary of stock option activity for the years ended December 31, 2022 and December 31, 2021 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2020	5,350,800	$1.69	7.75	$41,442,250
Granted	2,224,250	8.54
Exercised	—	—
Expired/Forfeited	(472,114)	3.27
Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722

Exercisable as of December 31, 2021	1,483,445	$0.93	5.76	$27,661,727

Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722
Granted	4,948,733	10.90
Exercised	(47,905)	6.34
Settled	(1,120,000)	0.41
Expired/Forfeited	(264,533)	9.73
Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Exercisable as of December 31, 2022	314,105	$3.74	5.74	$2,176,407

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2022 and December 31, 2021 were as follows:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	For the Year Ended December 31,
	2022	2021
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	36.57%	41.65%
Risk-free interest rate	3.50%	0.82%
Expected dividend yield	0.85%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2020	$-	$-
Granted	36,033	12.49
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	36,033	12.49

Outstanding as of December 31, 2021	36,033	$12.49
Granted	33,346	12.37
Vested	(36,033)	12.49
Forfeited	—	—
Outstanding as of December 31, 2022	33,346	$12.37

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date excluding the restricted stock units at Hark and Bonaccord which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate a value of $17.5 million of units may vest at each future achievement of performance metrics. As of December 31, 2022, certain performance metrics have been met and 345,765 units have been allocated and issued to specific employees. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. An expense of $7.0 million has been recorded for the year ended December 31, 2022 on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $5.0 million as of December 31, 2022.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of December 31, 2022, no Hark Units have vested but the Company believes it is probable that the RSUs will be earned. An expense of $1.3 million has been recorded for the year ended December 31, 2022 on the Consolidated Statements of Operations. Unvested units are recognized ratably as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. The unrecognized expense associated with the Hark Units was $0.3 million as of December 31, 2022.

The below table does not include Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2020	$-	$-
Granted	59,654	12.74
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	59,654	12.74

Outstanding as of December 31, 2021	59,654	$12.74
Granted	853,900	11.16
Vested	(405,419)	12.65
Forfeited	—	—
Outstanding as of December 31, 2022	508,135	$11.34

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense was $18.6 million, $3.5 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Of the $18.6 million of stock-based compensation expense recognized during the year ended December 31, 2022, $8.3 million relates to the Bonaccord Units and Hark Units. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2022 was $5.8 million and is expected to be recognized over a weighted average period of 3.14 years. Any future forfeitures will impact this amount.

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. Additionally, diluted EPS reflects the potential dilution that could occur if convertible preferred shares of P10 Intermediate were converted into common shares of P10 Intermediate. This is only applicable to fiscal year 2020 as the preferred shares of P10 Intermediate converted to shares of Class B common stock effective with the IPO. For the year ended December 31, 2022, diluted EPS reflects the potential dilution that could occur assuming the exercise of partnership units in P10 Intermediate, that were granted as a result of the WTI acquisition.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	For the Year Ended December 31,

	2022	2021	2020
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$29,206	$9,174	$23,086
Adjustment for:
Net income attributable to noncontrolling interest in P10 Intermediate	193	-	-
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$29,399	$9,174	$23,086
Denominator:
Denominator for basic calculation—Weighted- average shares	116,751	72,660	62,465
Weighted shares assumed upon conversion of partnership units	979	-	-
Weighted shares assumed upon exercise of stock options and vesting of RSUs	3,924	39,670	2,440
Denominator for earnings per share assuming dilution	121,655	112,332	64,905
Earnings per share—basic	$0.25	$0.13	$0.37
Earnings per share—diluted	$0.24	$0.08	$0.36

The computations of diluted earnings per share excluded options to purchase 6.7 million shares of common stock for the year ended December 31, 2022 and 0.1 million options for the year ended December 31, 2021, respectively, because the options were anti-dilutive.

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

Note 19. Subsequent Events

On March 9, 2023, the Company granted to employees 2,677,974 options under the 2021 Incentive Plan. The options vest over five years and expire ten years from the grant date.

On March 9, 2023, the Company granted to employees 906,343 restricted stock units under the 2021 Incentive Plan. The options vest over one year.

The Board of Directors of the Company has declared a quarterly dividend of $0.03 per share of Class A and Class B common stock, payable on March 31, 2023, to the holders of record as of the close of business on March 16, 2023.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2022, the Consolidated Balance Sheet date, through the date the Consolidated Financial

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

10.1

Asset Purchase Agreement, made as of August 18, 2021, by and among Aberdeen Standard Investments, Inc., a Delaware corporation, Standard Life Portfolio Investments US Inc., a Delaware corporation, Aberdeen Capital Managements LLC, a Connecticut limited liability company, the sellers, Bonaccord Capital Partners, LLC, a Delaware limited liability company, the buyer, and, with respect to Section 15.16, P10 Holdings, Inc., a Delaware corporation, the buyer parent (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed on October 12, 2021).

10.2

Asset Purchase Agreement, made as of August 18, 2021, by and among Aberdeen Standard Investments Inc., a Delaware corporation, Aberdeen Capital Management LLC, a Connecticut limited liability company, the sellers, Hark Capital Advisors LLC, a Delaware limited liability company, the buyer, and, with respect to Section 15.16, P10 Holdings, Inc., a Delaware corporation, the buyer parent (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 filed on October 12, 2021).

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

10.7

Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.8

Sale and Purchase Agreement, dated as of January 16, 2020, by and among Five Points Capital, Inc., a North Carolina S corporation, David G. Townsend, Trustee of the David G. Townsend Revocable Living Trust Agreement Dated 9-9-2004, Martin P. Gilmore, Trustee of the Martin Paul Gilmore 2008 Revocable Trust dated March 17, 2008, Thomas H. Westbrook and Christopher N. Jones, David G. Townsend, P10 Intermediate Holdings LLC, a Delaware limited liability company, and P10 Holdings, Inc., a Delaware corporation, solely for purposes of Section 11.12 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.9

Sale and Purchase Agreement, dated as of August 24, 2020, by and among TrueBridge Capital Partners LLC, a Delaware limited liability company, TrueBridge Colonial Fund, u/a dated 11/15/2015, MAW Management Co., a Delaware corporation, Edwin Poston, solely for purposes of Sections 8.7 and 11.9, Mel A. Williams, solely for purposes of Sections 8.7 and 11.10, Poston and Williams, P10 Intermediate Holdings LLC, a Delaware limited liability company, and P10 Holdings, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.10

Securities Purchase Agreement, dated as of November 19, 2020, by and among (i) P10 Intermediate Holdings LLC, a Delaware limited liability company, (ii) Enhanced Capital Group, LLC, a Delaware limited liability company and Enhanced Capital Partners, LLC, a Delaware limited liability company, (iii) the parties set forth on Schedule A (the “Sellers” and each, a “Seller”), (iv) solely for purposes of Section 6.18, the parties set forth on Schedule B, (v) solely in its capacity as the representative of the Sellers, Stone Point Capital LLC, a Delaware limited liability company, and (vi) solely for purposes of Section 5.1, Section 5.2, Section 5.3, Section 5.7, Section 5.8, Section 5.9, Section 6.20, Section 6.24 and Section 11.22, P10 Holdings, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.11

Joinder and Amendment No. 1 to the Securities Purchase Agreement is made and entered into as of December 14, 2020, by and among (i) P10 Intermediate Holdings LLC, a Delaware limited liability company, (ii) Enhanced Capital Group, LLC, a Delaware limited liability company, (iii) Enhanced Capital Partners, LLC, a Delaware limited liability company, and (iv) solely for purposes of Section 1, Korengold Family Associates, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.12

Employment Agreement, dated effective as of January 1, 2021, by and between P10 Holdings, Inc. and Robert Alpert (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.13

Employment Agreement, dated effective as of January 1, 2021, by and between P10 Holdings, Inc. and C.Clark Webb (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.14

Employment Agreement, dated effective as of October 6, 2017, by and between RCP Advisors 3, LLC and William F. Souder (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.15

Amendment to Employment Agreement, dated effective as of January 1, 2021, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and William F. Souder (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.16

Employment Agreement, dated effective as of October 6, 2017, by and between RCP Advisors 3, LLC and Jeff Gehl (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.17

Amendment to Employment Agreement, dated effective as of January 1, 2021, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and Jeff Gehl (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.18

Letter Agreement re: Sale and Purchase of Five Points Capital, Inc. (Management Fees - Seller), dated January 16, 2020, by and among P10 Intermediate Holdings LLC, Five Points Capital, Inc., David G. Townsend, in his individual capacity and as Trustee of the David G. Townsend Revocable Living Trust Agreement Dated 9-9-2004, Martin P. Gilmore in his individual capacity and as Trustee of the Martin Paul Gilmore 2008 Revocable Trust dated March 17, 2008, Thomas H. Westbrook and Christopher N. Jones and each signatory identified as a “GP Entity” on the signature pages thereto (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.19

Letter Agreement re: Sale and Purchase of Five Points Capital, Inc. (Management Fees - Partners), dated January 16, 2020, by and among P10 Intermediate Holdings LLC, Five Points Capital, Inc.,Jonathan B. Blanco, S.Whitfield Edwards, Scott L. Snow and Marshall C. White (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.20

Letter Agreement re: Sale and Purchase of TrueBridge Capital Partners LLC, dated August 24, 2020, by and among P10 Intermediate Holdings LLC, TrueBridge Capital Partners LLC, Edwin Poston and Mel A. Williams (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.21

Fifth Amendment to Credit and Guaranty Agreement, dated as of December 14, 2020, by and among P10 RCP Holdco LLC, P10 Holdings, Inc., P10 Intermediate Holdings LLC, RCP Advisors 2, LLC, RCP Advisors 3, LLC, Five Points Capital, Inc., TrueBridge Capital Partners LLC and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.22

Enhanced Reorganization Agreement, dated as of November 19, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, Enhanced Capital Holdings, Inc., a Delaware corporation, and solely for purposes of Section 3.1(c), Michael Korengold (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.23

Amendment No. 1 to the Enhanced Reorganization Agreement, dated as of December 14, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.24

Amendment No. 2 to the Enhanced Reorganization Agreement, dated as of December 23, 2020, but effective as of December 14, 2020, by and among Enhanced Capital Group, LLC, a Delaware limited liability company, Enhanced Tax Credit Finance, LLC, a Delaware limited liability company, Enhanced Capital Partners, LLC, a Delaware limited liability company, Enhanced Permanent Capital, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.25

Administrative Services Agreement, dated as of November 19, 2020, by and between Enhanced Capital Group, LLC, a Delaware limited liability company, and Enhanced Capital Holdings, Inc., a Delaware corporation. Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

10.26

Advisory Agreement, dated as of November 19, 2020, by and between Enhanced Capital Group, LLC, a Delaware limited liability company, and Enhanced Permanent Capital, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).Certain information in this document has been omitted pursuant to Regulation S-K, Item 601(a)(6) because it contains personally identifiable information.

10.27

Form of Company Lock-Up Agreement, by and between P10, Inc. and the party listed on the signature page thereto (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed on October 12, 2021).

10.28

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

10.29

Exchange Agreement, dated August 25, 2022 by and among P10, Inc., P10 Holdings Inc., P10 Intermediate Holdings LLC, and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.30

Increase Joinder and Credit Agreement First Amendment, dated August 25, 2022, by and among P10, Inc., the Guarantors party thereto from time to time, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Currrent Report in Form 8-K filed on August 26, 2022).

10.31*	Employment Agreement, dated as of November 11, 2022 by and between P10 Intermediate Holdings, LLC and Amanda Coussens.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm as to P10, Inc.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: March 27, 2023	By:	/s/ Robert Alpert
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

P10, Inc.

Date: March 27, 2023	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: March 27, 2023	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: March 27, 2023	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 27, 2023	By:	/s/ Travis Barnes
Travis Barnes
Director

Date: March 27, 2023	By:	/s/ Edwin Poston
Edwin Poston
Director

Date: March 27, 2023	By:	/s/ William F. Souder, Jr.
William F. Souder, Jr.
Director

Date: March 27, 2023	By:	/s/ Robert B. Stewart, Jr.
Robert B. Stewart, Jr.
Director

Date: March 27, 2023	By:	/s/ Scott Gwilliam
Scott Gwilliam
Director