Form 10-Q
period 2023-03-31
P10, Inc.
filed 2023-05-15
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2023

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

As of May 9, 2023, there were 43,270,689 shares of the registrant's Class A common stock and 72,819,320 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$25,050	$20,021
Restricted cash	10,807	9,471
Accounts receivable	17,466	16,551
Note receivable	4,440	4,231
Due from related parties	41,056	36,538
Investment in unconsolidated subsidiaries	2,413	2,321
Prepaid expenses and other assets	4,647	5,089
Property and equipment, net	3,207	2,878
Right-of-use assets	18,740	15,923
Contingent payments to customers	13,262	13,629
Deferred tax assets, net	42,328	41,275
Intangibles, net	144,577	151,795
Goodwill	506,638	506,638
Total assets	$834,631	$826,360
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$3,039	$2,578
Accrued expenses	11,002	8,052
Accrued compensation and benefits	26,643	18,900
Due to related parties	391	2,157
Other liabilities	10,051	8,715
Contingent consideration	17,039	17,337
Accrued contingent liabilities	14,305	14,305
Deferred revenues	16,137	12,651
Lease liabilities	21,718	18,558
Debt obligations	283,897	289,224
Total liabilities	404,222	392,477
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 44,026,736 issued and 43,088,962 outstanding as of March 31, 2023, and 43,303,040 issued and 42,365,266 outstanding as of December 31, 2022, respectively	43	42
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 72,955,140 shares issued and 72,831,689 shares outstanding as of March 31, 2023, and 73,131,826 shares issued and 73,008,374 shares outstanding as of December 31, 2022, respectively	73	73
Treasury stock	(9,926)	(9,926)
Additional paid-in-capital	624,706	628,828
Accumulated deficit	(225,274)	(225,879)
Noncontrolling interest	40,787	40,745
Total stockholders' equity	430,409	433,883
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$834,631	$826,360

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended March 31,

	2023	2022
REVENUES
Management and advisory fees	$56,587	$43,027
Other revenue	666	254
Total revenues	57,253	43,281
OPERATING EXPENSES
Compensation and benefits	35,642	18,494
Professional fees	3,842	2,612
General, administrative and other	4,857	4,112
Contingent consideration expense	390	127
Amortization of intangibles	7,248	6,181
Strategic alliance expense	403	152
Total operating expenses	52,382	31,678
INCOME FROM OPERATIONS	4,871	11,603
OTHER (EXPENSE)/INCOME
Interest expense, net	(5,172)	(1,385)
Other income	113	329
Total other (expense)	(5,059)	(1,056)
Net (loss)/income before income taxes	(188)	10,547
Income tax benefit/(expense)	957	(2,755)
NET INCOME	$769	$7,792

Less: net income attributable to noncontrolling interest in P10 Intermediate	$(164)	$-
NET INCOME ATTRIBUTABLE TO P10	$605	$7,792

Earnings per share
Basic earnings per share	$0.01	$0.07
Diluted earnings per share	$0.01	$0.06
Dividends paid per share	$0.03	$—
Weighted average shares outstanding, basic	115,921	117,193
Weighted average shares outstanding, diluted	123,926	121,537

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2021	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$—	395,164
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515
Deferred offering costs	—	—	—	—	—	—	(70)	—	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	7,792	—	7,792
Exchange of Class B common stock for Class A common stock	1,222	1	(1,220)	(1)	—	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Balance at March 31, 2022	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$—	$391,935
Balance at December 31, 2022	42,365	42	73,008	73	1,061	(9,926)	628,828	(225,879)	40,745	433,883
Stock-based compensation	—	—	—	—	—	—	3,252	—	—	3,252
Net loss attributable to P10 and net income attributable to non controlling interest	—	—	—	—	—	—	—	605	164	769
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax)	294	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(122)	(122)
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	43	72,832	73	1,061	(9,926)	624,706	(225,274)	40,787	430,409

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$769	$7,792
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,099	1,515
Depreciation expense	155	95
Amortization of intangibles	7,248	6,181
Amortization of debt issuance costs and debt discount	330	202
Income from unconsolidated subsidiaries	(114)	(326)
Deferred tax expense (benefit)	(1,053)	2,304
Amortization of contingent payment to customers	367	—
Remeasurement of contingent consideration	390	127
Post close purchase price adjustment	—	11
Change in operating assets and liabilities:
Accounts receivable	(915)	(515)
Due from related parties	(4,518)	(5,747)
Prepaid expenses and other assets	442	634
Right-of-use assets	658	596
Accounts payable	461	341
Accrued expenses	2,820	(11,372)
Accrued compensation and benefits	3,896	(2,854)
Due to related parties	(1,766)	(1,853)
Other liabilities	1,337	11,919
Deferred revenues	3,486	(1,024)
Lease liabilities	(315)	(404)
Net cash provided by operating activities	20,777	7,622
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(21)	—
Draw on note receivable	(211)	(231)
Proceeds from note receivable	2	7
Proceeds from investments in unconsolidated subsidiaries	22	98
Software capitalization	(9)	(35)
Purchases of property and equipment	(484)	(263)
Net cash (used in) investing activities	(701)	(424)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Borrowings on debt obligations	16,000	—
Repayments on debt obligations	(21,657)	(25,000)
Repurchase of Class A common stock for employee tax withholding	(3,038)	—
Repurchase of Class B common stock	(851)	—
Payment of contingent consideration	(688)	—
Dividends paid	(3,477)	—
Debt issuance costs	—	(8)
Net cash (used in) financing activities	(13,711)	(25,008)
Net change in cash, cash equivalents and restricted cash	6,365	(17,810)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,492	43,482
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$35,857	$25,672

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,863	$398
Net cash paid (received) for income taxes	$58	$(236)
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	3,475	—
Additions to lease liabilities	3,475	—
Additions to property and equipment	484	—
Additions to accrued compensation and benefits	10,240	—
Accrual for settlement of stock options	—	12,466
Additions to contingent consideration	390	127
Dividends declared	1	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$25,050	$23,655
Restricted cash	10,807	2,017
Total cash, cash equivalents and restricted cash	$35,857	$25,672

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, and its consolidated subsidiaries were converted into common stock of P10. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares.

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

Prior to November 19, 2016, P10, formerly Active Power, Inc., designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply products and serviced modular infrastructure solutions. On November 19, 2016, we completed the sale of substantially all our assets and liabilities and operations to Langley Holdings plc, a United Kingdom public limited company. Following the sale, we changed our name from Active Power, Inc. to P10 Industries, Inc. and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses. For the period from December 2016 through September 2017, our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses (“NOLs”) and other tax benefits. On March 22, 2017, we filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. The Company emerged from bankruptcy on May 3, 2017. On December 1, 2017, the Company changed its name from P10 Industries, Inc. to P10 Holdings, Inc. We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters is in Dallas, Texas.

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

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a noncontrolling interest in Enhanced Capital Partners, LLC (“ECP”, and collectively with ECG, “Enhanced”). Enhanced undertakes and manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

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

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interest related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interest on the Consolidated Balance Sheets. Noncontrolling interest is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses as disclosed in the fifth amended and restated limited liability agreement of P10 Intermediate Holdings LLC.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

Certain entities in which the Company holds an interest are investment companies that follow FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting treatment.

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

Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. P10 Holdings, Five Points, P10 Advisors, and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2023, and December 31, 2022, cash equivalents include money market funds of $5.0 million and $7.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of March 31, 2023 and December 31, 2022 was primarily cash that is restricted due to certain deposits being held for customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

in the period that determination is made. Management fees are collected on a quarterly basis. Certain subsidiaries management fee contracts are collected at the beginning of the quarter, while others are collected in arrears. The management fees reflected in accounts receivable at period end are those that are collected in arrears.

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

Note Receivable

Note receivable is mostly related to contractual amounts owed from a signed, secured promissory note with BCP Partners Holdings, LP ("BCP"). In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; no allowance for doubtful accounts has been established as of March 31, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until July of 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of March 31, 2023, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of March 31, 2023, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of March 31, 2023, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The acquisition-related earnout contingent on employment is a product of the acquisition of WTI. The sellers and eligible employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is eligible through December 31, 2027 with the potential to extend an additional two years. Refer to Note 14 for further information.

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

As of March 31, 2023 and December 31, 2022, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

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

The denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units. Also included in the diluted EPS denominator are the units of P10 Intermediate owned by the sellers of WTI, assuming the option to exchange the units for shares of Class A common stock of the Company is exercised in full. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for RSAs and certain RSUs, where vesting occurs after a service period is recorded ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method for RSU's deemed probable of vesting. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. Refer to Note 16 for further discussion. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on a $0.03 per share quarterly dividend. Forfeitures are recognized as they occur.

Segment Reporting

According to ASC 280, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our chief operating decision makers (our Co-Chief Executive Officers) evaluate financial performance and make decisions regarding the allocation of resources.

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

Recent Accounting Pronouncements

Pronouncements Recently Adopted

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment model with a current expected credit loss (“CECL”) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance must be applied using the modified retrospective adoption method on January 1, 2023, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on the Company's Consolidated Financial Statements.

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023. The guidance had no effect on the consolidated financial statements but will be considered for future acquisitions.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Pronouncements Not Yet Adopted

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

In connection with the acquisition, the Company incurred a total of $3.2 million of acquisition-related expenses. Total acquisition-related expenses were $0 and $0 for the three months ended March 31, 2023 and March 31, 2022, respectively.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$8,807
Accounts receivable	12,632
Right-of-use assets	2,904
Prepaid expenses and other assets	378
Property and equipment	138
Intangible assets, net	49,700
Total assets acquired	$74,559
LIABILITIES
Accounts payable and accrued expenses	$13,555
Lease liabilities	2,957
Total liabilities assumed	$16,512

Net identifiable assets acquired	$58,047
Goodwill	87,948
Net assets acquired	$145,995

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

Pro-forma Financial Information

Prior Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of WTI was completed on January 1, 2022:

	For the Three Months Ended March 31,

	2023	2022

Revenue	$57,253	$52,347
Net income attributable to P10	605	5,636

Pro-forma adjustments include revenue and net income of the acquired business for each period. Other pro forma adjustments include intangible amortization expense, interest expense based on debt issued in connection with the acquisition, and compensation expense contingent on EBITDA (as noted in Note 14) as if the acquisition were completed on January 1, 2022.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended March 31,

	2023	2022
Management and advisory fees	$56,587	$43,027
Subscriptions	134	162
Other revenue	532	92
Total revenues	$57,253	$43,281

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. In addition, net management fee earnings would increase by the same percentage, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of March 31, 2023. The Company believes it's probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II. Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of March 31, 2023 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time. For the three months ended March 31, 2023, the strategic alliance expense reported was $0.4 million. For the three months ended March 31, 2022, the strategic alliance expense reported was $0.2 million. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses. As of March 31, 2023, the associated liability is $0.2 million which is reported in accrued expenses on the Consolidated Balance Sheets.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.4 million was drawn as of March 31, 2023 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was $0.1 million cash paid for interest as of December 31, 2022 and the $0.1 million was capitalized to the note receivable. As of March 31, 2023, $0.1 million of interest was repaid. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of March 31, 2023 and December 31, 2022, the balance was $4.4 million and $4.2 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $500.2 million and $568.0 million as of March 31, 2023 and December 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $79.3 million and $96.3 million as of March 31, 2023 and December 31, 2022, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of March 31, 2023, investment in unconsolidated subsidiaries totaled $2.4 million, of which $0.2 million related to ECG’s tax credit finance businesses and $2.2 million related to ECG’s asset management businesses. As of December 31, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $2.1 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.1 million for the three months ended March 31, 2023 and $0.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, ECG made $0 capital contributions and received distributions of $0. For the three months ended March 31, 2022, ECG made $0 capital contributions and received distributions of $0.1 million.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the three months ended March 31, 2023 and March 31, 2022, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of March 31,	As of December 31,

	2023	2022
Computers and purchased software	$1,331	$631
Furniture and fixtures	1,589	2,201
Leasehold improvements	2,575	2,197
	$5,495	$5,029
Less: accumulated depreciation	(2,288)	(2,151)
Total property and equipment, net	$3,207	$2,878

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 10. Goodwill and Intangibles

Changes in goodwill for the three months ended March 31, 2023 are as follows:

Balance at December 31, 2022	$506,638
Purchase price adjustment	-
Increase from acquisitions	-
Balance at March 31, 2023	$506,638

Intangibles consists of the following:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,364	$—	$17,364
Technology	30	—	30
Total indefinite-lived intangible assets	17,394	—	17,394
Finite-lived intangible assets:
Trade names	28,240	(4,051)	24,189
Management and advisory contracts	194,066	(92,081)	101,985
Technology	2,401	(1,392)	1,009
Total finite-lived intangible assets	224,707	(97,524)	127,183
Total intangible assets	$242,101	$(97,524)	$144,577

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	28,251	(3,472)	24,779
Management and advisory contracts	194,066	(85,563)	108,503
Technology	2,374	(1,241)	1,133
Total finite-lived intangible assets	224,691	(90,276)	134,415
Total intangible assets	$242,071	$(90,276)	$151,795

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2023	$22,911
2024	26,842
2025	22,414
2026	17,662
2027	12,811
Thereafter	24,543
Total amortization	$127,183

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the earnout expires. As of March 31, 2023, $8.0 million has been paid in contingent consideration associated with the earnout. Total expense recognized for the three months ended March 31, 2023 and March 31, 2022, respectively, was $0.3 million and $0.1 million, which is included in contingent consideration expense on the Satements of Operations. The fair value of the contingent consideration is derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. The most significant assumption used in the analysis is future fundraising projections. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judement or estimation. As of March 31, 2023, the estimated fair value of the remaining contingent consideration totaled $11.6 million.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. As of March 31, 2023, the contingent consideration associated with the earnout totaled $5.4 million and is considered earned but has not yet been paid. The Company expects this to be paid in 2023. Total expense recognized for the three months ended March 31, 2023 and March 31, 2022, respectively, totaled $0.1 million and $0.1 million, which was included in contingent consideration expense on the Statements of Operations.

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,039	$17,039
Total liabilities	$-	$-	$17,039	$17,039

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,337	$17,337
Total liabilities	$-	$-	$17,337	$17,337

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended March 31, 2023 and December 31, 2022.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Three Months Ended March 31,
	2023	2022
Balance, beginning of year:	$17,337	$22,963
Additions	-	-
Change in fair value	390	127
Settlements	(688)	-
Balance, end of period:	$17,039	$23,090

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

Revolver facility	$77,900	$80,900
Debt issuance costs	(2,552)	(2,783)
Revolver facility, net	$75,348	$78,117

Term Loan	$209,844	$212,500
Debt issuance costs	(1,295)	(1,393)
Term loan, net	$208,549	$211,107
Total debt obligations	$283,897	$289,224

	March 31, 2023
						Weighted
	Maturity Date	Aggregate Facility Size	Outstanding Debt	Amount Available	Net Carrying Value	Average Interest Rate

Term Loan	12/22/2025	$212,500	$209,844	$—	$208,549	6.62%
Revolver Facility	12/22/2025	162,500	77,900	84,600	75,348	6.20%
Total		$375,000	$287,744	$84,600	$283,897

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

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a new credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised with the acquisition of WTI at which point it was split into $87.5 million worth of term loan and $37.5 million of revolver.

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of March 31, 2023, P10 was in compliance with its financial covenants required under the facility. As of March 31, 2023, the balance drawn on the revolving credit facility is $77.9 million and on the term loan, the balance is $209.8 million. The balance as of December 31, 2022 was $80.9 million on the revolving credit facility and $212.5 million on the term loan. For the three months ended March 31, 2023 and March 31, 2022, $4.8 million and $0.9 million of interest expense was incurred, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Debt Payable

Future principal maturities of debt as of March 31, 2023 are as follows:

2023	$7,969
2024	10,625
2025	269,150
$287,744

Debt Issuance Costs

Debt issuance costs are offset against the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of March 31, 2023 and December 31, 2022 were $3.8 million and $4.2 million, respectively.

Amortization expense related to debt issuance costs totaled $0.3 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. This is reported in interest expense, net on the Consolidated Statements of Operations. During the three months ended March 31, 2023 and March 31, 2022, we recorded $0 and $8 thousand in debt issuance costs, respectively, which is included in debt obligations on the Consolidated Balance Sheets.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three months ended March 31, 2023 and March 31, 2022, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of March 31, 2023, the total accounts receivable from the Funds totaled $16.0 million, of which $5.5 million related to reimbursable expenses and $10.5 million related to fees earned but not yet received. As of December 31, 2022, the total accounts receivable from the Funds totaled $2.4 million, of which $1.6 million related to reimbursable expenses and $0.8 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021 and 2022, ECG will receive additional advisory fees from Enhanced PC totaling $22.0 million over 7 years, based on a declining fixed fee schedule. This agreement is subject to customary termination provisions. Since inception, $45.9 million of the total $98.0 million advisory fees have been recognized as revenue. For the three months ended March 31, 2023 and March 31, 2022, advisory fees earned or recognized under this agreement were $4.9 million and $4.3 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the balance was $33.8 million and $28.5 million and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $3.2 million and $2.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Impact Corp ("Crossroads"), the parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced will originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans will be held by CPF and CPF will pay an advisory fee to Enhanced.

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly), and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $2.3 million and $0.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The Co-CEOs of the Company are directors of Crossroads. The Company recognized $0.1 million of revenue for the three months ended March 31, 2023, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the three months ended March 31, 2022.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $0.8 million for the three months ended March 31, 2023 and $0.5 million for the three months ended March 31, 2022.

The following table presents information regarding the Company’s operating leases as of March 31, 2023:

Operating lease right-of-use assets	$18,740
Operating lease liabilities	$21,718
Cash paid for lease liabilities	$590
Weighted-average remaining lease term (in years)	7.41
Weighted-average discount rate	3.26%

The future contractual lease payments as of March 31, 2023 are as follows:

2023	2,431
2024	3,959
2025	3,213
2026	2,920
2027	2,871
Thereafter	10,295
Total undiscounted lease payments	25,689
Less imputed interest	(3,971)
Total lease liabilities	$21,718

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics.Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation expense on the Consolidated Statements of Operations. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of March 31, 2023, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. Total payment will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. For the three months ended March 31, 2023 and March 31, 2022, $5.9 million and $0.0 were recognized, respectively. As of March 31, 2023 and December 31, 2022, the balance was $11.1 million and $5.2 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.5 million and $0.0 of expense, respectively, which is included in compensation and benefits on the Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, the balance was $0.9 million and $0.4 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes an accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement that exists between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the expected period before exercise of an option occurs. As of March 31, 2023, the Company has determined that the put options are probable and have accrued estimated contingent liabilities and contingent payments to customers. As of March 31, 2023 and December 31, 2022, the balance was $14.3 million and $14.3 million, respectively, and is included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers asset balance was $13.3 million and $13.6 million as of March 31, 2023 and December 31, 2022, respectively. The Company recognized $0.4 million and $0.0 of amortization of contingent payments to customers for the three months ended March 31, 2023 and March 31, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception and recognize changes in revenue.

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

The Company’s effective income tax rate for the three months ended March 31, 2023 was not meaningful due to the impact of a discrete item recognized in the tax rate for the period that related to windfall tax benefits associated with employee stock options exercised during the period. Absent this discrete item, the Company’s effective tax rate would be 28.64%.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2023, the Company has recorded a $12.8 million valuation allowance against deferred tax assets. There was no change to the valuation allowance during the period.

The Company monitors federal and state legislative activity and other developments that may impact our tax positions and their relation to the income tax provision. Any impacts will be recorded in the period in which the legislation is enacted or new regulations are issued. The Company is subject to examination by the United States Internal Revenue Service as well as state and local tax authorities. The Company is not currently under audit. Tax years 2019 - 2021 remain open under statute for IRS examination of federal income tax returns. State statutes remain open for the 2018 - 2021 years, depending on jurisdiction.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan creating a total of 14,300,000 shares available for grant under the Plan and the 2018 Plan. On October 21, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. As of March 31, 2023, there are 3,378,921 shares available for grant.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

A summary of stock option activity for the period ended March 31, 2023 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Granted	2,857,974	10.01
Exercised	(529,090)	2.04
Settled	—	—
Expired/Forfeited	(76,125)	10.41
Outstanding as of March 31, 2023	12,864,990	$8.13	8.59	$31,079,578
Exercisable as of March 31, 2023	884,415	$2.63	5.19	$6,616,316

The weighted average assumptions used in calculating the fair value of stock options granted during the three months ended March 31, 2023 and March 31, 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	38.77%	35.40%
Risk-free interest rate	4.08%	1.83%
Expected dividend yield	1.13%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2022	33,346	$12.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	33,346	$12.37

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date excluding the restricted stock units at Hark and Bonaccord which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate a value of $17.5 million of units may vest at each future achievement of performance metrics. As of March 31, 2023, certain performance metrics have been met and 345,765 units have been allocated and issued to specific employees. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. An expense of $3.6 million has been recorded for the three months ended March 31, 2023 on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $6.9 million as of March 31, 2023.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of March 31, 2023, no Hark Units have vested but the Company believes it is probable that the RSUs will be earned. An expense of $0.3 million has been recorded for the three months ended March 31, 2023 on the Consolidated Statements of Operations. Unvested units are recognized ratably as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. The Company expects the Hark Units to be issued in 2023.

The below table does not include Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2022	508,135	$11.34
Granted	906,343	9.93
Vested	(508,135)	12.30
Forfeited	—	—
Outstanding as of March 31, 2023	906,343	$9.93

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense was $7.1 million and $1.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2023 was $7.0 million and is expected to be recognized over a weighted average period of 3.65 years. Any future forfeitures will impact this amount.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three months ended March 31, 2023, diluted EPS reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended March 31,

	2023	2022
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$605	$7,792
Adjustment for:
Net income attributable to noncontrolling interest in P10 Intermediate	164	-
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$769	$7,792
Denominator:
Denominator for basic calculation—Weighted- average shares	115,921	117,193
Weighted shares assumed upon exercise of partnership units	3,917	-
Weighted shares assumed upon exercise of stock options	4,088	4,344
Denominator for earnings per share assuming dilution	123,926	121,537
Earnings per share—basic	$0.01	$0.07
Earnings per share—diluted	$0.01	$0.06

The computations of diluted earnings per share excluded 5.1 million options for the three months ended March 31, 2023, and 0.2 million options for the three months ended March 31, 2022, because the options were anti-dilutive.

Note 18. Subsequent Events

On May 12, 2023, P10’s Co-CEO’s, Robert Alpert and Clark Webb, signed revised employment agreements as a result of the restructuring that occurred within P10 entities for the WTI acquisition. The revised agreements are now with P10 Intermediate Holdings, LLC rather than P10 Holdings, Inc. due to the restructuring. Also, clarifications on compensation structure are included in the revised employment agreements, which specify non-cash stock-based compensation value of $5.9 million each for 2023 performance.

The Board of Directors of the Company has declared a quarterly cash dividend of $0.0325 per share of Class A and Class B common stock, payable on June 20, 2023, to the holders of record as of the close of business on May 30, 2023.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after March 31, 2023, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q due to the effects of acquisitions which occurred during the year ended December 31, 2022, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2022, particularly in "Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to fiscal 2023 and 2022 are to our fiscal years ended December 31, 2023 and 2022, respectively.

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

On October 13, 2022, we completed the acquisition of WTI that again further expanded on solutions available to our investors by entering into the venture debt space. The Company The effect of this acquisition is reflected in our Consolidated Balance Sheet at December 31, 2022 and Consolidated Statement of Operations beginning with the period from October 13, 2022 to December 31, 2022 and forward. The acquisition was accounted for as a business combination and WTI is reported as a consolidated subsidiary of P10.

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2023, $21.1 million has been used to buy back shares under this program.

As of March 31, 2023, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 41 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 260+ fund managers, 490+ private market funds and 2,000+ portfolio companies. We have 52 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,800 funds, 44,000 individual transactions, 29,000 private companies and 276,000 financial metrics. As of March 31, 2023, PES managed $11.4 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 11 investment professionals with an average of 22+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,000+ investors, 75+ fund managers, 78 direct investments, 300+ private market funds and 12,000+ portfolio companies. We have 19 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of March 31, 2023, VCS managed $5.6 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 22+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 100 investors. We currently have 34 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. We have collectively deployed over $5.6 billion into 850+ projects and businesses across 39 states since 1999. We have invested $3.5 billion in Impact Assets across our Small Business Lending, Impact Real Estate and Climate Finance Strategies. Investments in solar assets have generated over 1.6 billion KWh of renewable energy from inception to December 31, 2022. As of March 31, 2023, IIS managed $1.9 billion of FPAUM.
•
Private Credit Solutions (PCS).Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 40 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 520 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 45+ platform investments. As of March 31, 2023, PCS managed approximately $2.7 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $12.2 billion of our FPAUM as of March 31, 2023.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $7.8 billion of our FPAUM as of March 31, 2023.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of March 31, 2023.

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

Strategic alliance expense is included in operating expenses. This expense is driven by the SAA that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings and net distributable carried interest at the time of acquisition.

Other Income (Expense)

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, amortization of original issue discount.

Income Tax Benefit (Expense)

Income tax benefit (expense) is comprised of current and deferred tax benefit (expense). Current income tax benefit (expense) represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$56,587	$43,027	$13,560	32%
Other revenue	666	254	412	162%
Total revenues	57,253	43,281	13,972	32%
OPERATING EXPENSES
Compensation and benefits	35,642	18,494	17,148	93%
Professional fees	3,842	2,612	1,230	47%
General, administrative and other	4,857	4,112	745	18%
Contingent consideration expense	390	127	263	207%
Amortization of intangibles	7,248	6,181	1,067	17%
Strategic alliance expense	403	152	251	165%
Total operating expenses	52,382	31,678	20,704	65%

INCOME FROM OPERATIONS	4,871	11,603	(6,732)	(58)%

OTHER (EXPENSE)/INCOME

Interest expense, net	(5,172)	(1,385)	(3,787)	273%
Other income	113	329	(216)	(66)%
Total other (expense)	(5,059)	(1,056)	(4,003)	379%
Net (loss)/income before income taxes	(188)	10,547	(10,735)	(102)%
Income tax benefit/(expense)	957	(2,755)	3,712	(135)%
NET INCOME	$769	$7,792	$(7,023)	(90)%

Revenues

Three Months Ended March 31, 2023 and March 31, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended March 31, 2023 and March 31, 2022. For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, revenues increased by $14.0 million or 32% due to higher management fees from the impact of inorganic growth of $7.2 million driven by the acquisition of WTI and $7.0 million of organic growth across Bonaccord, ECG, RCP, and Truebridge.

Management and advisory fees increased by $13.6 million, or 32%, to $56.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to inorganic growth due to the acquisition of WTI which brought $7.2 million of revenue in the first quarter of 2023 and organic FPAUM growth at RCP, TrueBridge, and ECG were the primary drivers of the increase in management and advisory fees of $6.6 million. Catch-up fees for the three months ended March 31, 2023 were $3.0 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.4 million or 162% to $0.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 driven primarily by an increase of $0.4 million of interest income in other revenue.

	For the Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$35,642	$18,494	$17,148	93%
Professional fees	3,842	2,612	$1,230	47%
General, administrative, and other	4,857	4,112	$745	18%
Contingent consideration expense	390	127	$263	207%
Amortization of intangibles	7,248	6,181	$1,067	17%
Strategic alliance expense	403	152	$251	165%
Total operating expenses	$52,382	$31,678	$20,704	65%

Operating Expenses

For the Three Months Ended March 31, 2023 and March 31, 2022

Total operating expenses increased by $20.7 million, or 65%, to $52.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to increases in compensation and benefits as well as professional fees and amortization expense.

Compensation and benefits expense increased by $17.1 million, or 93%, to $35.6 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by a number of factors. The acquisition of WTI added $3.2 million of compensation expense in the first quarter of 2023. Stock compensation contributed to $5.6 million of the increase, of which $4.5 million relates to acquisition activity. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the footnotes to the consolidated financial statements contributed $6.4 million. The final driver is a $1.9 million increase associated with an increase in headcount and associated benefits across all subsidiaries.

Professional fees increased by $1.2 million, or 47%, to $3.8 million. The primary cost in professional fees for the three months ended March 31, 2023 and 2022 are tax fees associated with year end reporting and strategic planning.

General, administrative and other increased by $0.7 million, or 18%, to $4.9 million, due primarily to the acquisition of WTI.

Contingent consideration expense increased by $0.3 million, to $0.4 million, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was driven by remeasurement during the first quarter of 2023 of the contingent consideration payable in connection with the acquisitions of Hark and Bonaccord.

Amortization of intangibles increased by $1.1 million, or 17%, to $7.2 million, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This is due to the acquisition of WTI.

Other Income (Expense)

For the Three Months Ended March 31, 2023 and March 31, 2022

Other expenses increased by $4.0 million, or 379%, to $5.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven by a rise in interest expense of $3.7 million. The increase in interest expense correlates to the increase in the principal balance outstanding of our Revolving Credit Facility and Term Loan of $96.8 million from the first quarter of 2022 to the first quarter of 2023 as well as rising interest rates. This primarily relates to the acquisition of WTI.

Income Tax Expense/Benefit

For the Three Months Ended March 31, 2023 and March 31, 2022

Income tax benefit increased by $3.7 million to $1.0 million for the three months ended March 31, 2023 compared to an expense of $2.8 million for the three months ended March 31, 2022. The increase was primarily due to a discrete item during 2023.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on a pro forma basis as if WTI was acquired on January 1, 2022.

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
	(in millions)	(in millions)
Balance, Beginning of Period	$21,206	$19,032
Add:
Acquisitions	—	—
Capital raised (1)	665	496
Capital deployed (2)	246	224
Net Asset Value Change (3)	(19)	(59)
Less:
Scheduled fee base stepdowns	(70)	(99)
Expiration of fee period	(427)	(316)
Balance, End of period	$21,601	$19,278

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
	(in millions)	(in millions)
Balance, Beginning of Period	$21,206	$17,263
Add:
Acquisitions	—	—
Capital raised (1)	665	496
Capital deployed (2)	246	224
Net Asset Value Change (3)	(19)	4
Less:
Scheduled fee base stepdowns	(70)	(79)
Expiration of fee period	(427)	(316)
Balance, End of period	$21,601	$17,592

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of March 31, 2023

FPAUM increased by $0.4 billion, or 1.9%, to $21.6 billion on a pro forma basis and $0.4 billion, or 1.9%, to $21.6 billion on an actual basis for the three months ended March 31, 2023, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

FPAUM as of March 31, 2022

FPAUM increased by $0.3 billion, or 1.9%, to $17.6 billion on an actual basis and $0.3 billion, or 1.3%, to $19.3 billion on a pro forma basis for the three months ended March 31, 2022. The increase is due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions at RCP and TrueBridge which is offset by some expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

In order to compute Adjusted EBITDA, we adjust our GAAP net income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
The cost of financing our business;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;
•
Registration-related expenses includes professional services associated with our prospectus process incurred during the period, and does not reflect expected regulatory, compliance, and other costs associated with those that were incurred subsequent to our IPO; and
•
The effects of income taxes.

The cash income taxes paid during the periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three
	Months Ended
	March 31,
	2023	2022
	(in thousands)
Net income	$769	$7,792
Adjustments:
Depreciation & amortization	7,770	6,276
Interest expense, net	5,172	1,385
Income tax expense	(957)	2,755
Non-recurring expenses	2,159	2,730
Non-cash stock based compensation	2,598	1,515
Non-cash stock based compensation - acquisitions	4,501	—
Earn out related compensation	6,394	—

Adjusted EBITDA	28,406	22,453
Less:
Cash interest expense	(2,863)	(398)
Cash income taxes, net of taxes related to acquisitions	(58)	236
Adjusted Net Income	$25,485	$22,291

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	March 31,	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$35,857	$29,492	$6,365	22%
Goodwill and other intangibles	651,215	658,433	(7,218)	(1)%
Total assets	834,631	826,360	8,271	1%
Debt obligations	283,897	289,224	(5,327)	(2)%
Stockholders’ equity	$430,409	$433,883	$(3,474)	(1)%

There was an increase in cash and cash equivalents of $6.4 million from December 31, 2022 to $25.1 million as of March 31, 2023 primarily due to timing of debt facility maturities and associated repayments. There was a decrease in goodwill and intangible assets of $7.2 million due to amortization of intangibles during the three months ended March 31, 2023. Remaining total assets increased in the same period by $9.1 million. The increase is driven by an increase in accounts receivable from related parties which is entirely due to ECG's Advisory Agreement with Enhanced PC and Crossroads. Debt obligations declined by $5.3 million which is driven by revolver activity during the period.

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

As of March 31, 2023, the Term Loan with a balance of $209.8 million is incurring interest at a weighted average SOFR rate of 6.62%. As of March 31, 2023, the Revolver Facility is split into eight tranches. The total principal outstanding is $77.9 million and the average SOFR rate amongst the tranches is 6.20%. The tranches are all incurring interest at a set rate for three month periods and are subsequently reset at the current SOFR rate.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of March 31, 2023, P10 was in compliance with its financial covenants required under the facility. As of March 31, 2023, the balance drawn on the revolving credit facility is $77.9 million and on the term loan, the balance is $209.8 million. The Company has incurred $5.2 million in interest expense for the three months ended March 31, 2023.

In September 2022, the Company exercised the accordion feature of the Credit Agreement. There were no draws made until the fourth quarter of 2022. The Company incurred $1.4 million of up front fees during the exercise which are reflected as debt obligations on the Consolidated Balance Sheets.

Cash Flows

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table reflects our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$20,777	$7,622	$13,155	173%
Net cash (used in) investing activities	(701)	(424)	(277)	65%
Net cash (used in) financing activities	(13,711)	(25,008)	11,297	(45)%

Increase (decrease) in cash and cash equivalents and restricted cash	$6,366	$(17,810)	$24,176	(136)%

Operating Activities

Three Months Ended March 31, 2023 and March 31, 2022

Cash from operating activities increased by $13.2 million, or 173%, to $20.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The components of this net increase primarily consisted of the following changes in operating assets and liabilities:

•
An increase in revenues of $14.0 million associated with the acquisition of WTI as well as additional fund closings; and
•
A decrease of $0.9 million in the current quarter of cash received related to the Advisory Agreement at Enhanced compared to the first quarter in 2022.

Investing activities

Three Months Ended March 31, 2023 and March 31, 2022

The cash used in investing activities increased by $0.3 million, or 65%, to ($0.7) million, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase in cash used was due to additional property and equipment in the first quarter of 2023.

Financing Activities

Three Months Ended March 31, 2023 and March 31, 2022

We recorded a net $13.7 million for the three months ended March 31, 2023 for cash used in financing activities, as compared to cash used in financing activities of $25.7 million for the three months ended March 31, 2022. The change is attributed to timing differences of revolver tranches subject to repayment.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Operating lease obligations (1)	$25,689	$2,431	$3,959	$3,213	$2,920	$2,871	$10,295
Debt obligations (2)	287,744	7,969	10,625	269,150	—	—	—
Total	$313,433	$10,400	$14,584	$272,363	$2,920	$2,871	$10,295

1)
We lease office space under agreements that expire periodically through 2030. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
2)
Debt obligations presented in the table reflect scheduled principal payments related to the various debt instruments of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates, or judgements. See Note 2 of our consolidated financial statements for a summary of our significant accounting policies.

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

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. Five Points, P10 Holdings, and ECG are concluded to be consolidated subsidiaries of P10 under the voting interest model.

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

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

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

Interest Rate Risk

As of March 31, 2023, we had $209.8 million in outstanding principal in Term Loan under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On March 31, 2023, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $1.7 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2023	—	—	—	$19,787,024
February 1 - 28, 2023	—	—	—	$19,787,024
March 1 - 31, 2023	100,000	$8.51	100,000	$18,936,024
Total	100,000	$8.51	100,000

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

William F. Souder Employment Agreement

Effective as of May 12, 2023, P10 Intermediate entered into an amended and restated employment agreement with William F. Souder (the “Employment Agreement”), which superseded and replaced in its entirety the employment agreement that had previously been in effect between Mr. Souder and P10 Holdings.

Under the terms of the Employment Agreement, which provides for substantially the same compensation and benefits as under his existing employment agreement, Mr. Souder will: (i) receive a base salary of $600,000; (ii) be eligible to receive an annual bonus with a target amount of 100% of his base salary; (iii) be eligible for equity award grants under the Plan; (iv) be a participant in eligible group medical, dental and 401(k) plans and P10 Intermediate shall pay 90% of employee and dependent premiums on medical and dental insurance; (v) be reimbursed for all reasonable business, promotional, travel and entertainment expenses incurred; and (vi) have a perpetual right to invest in P10 funds on a fee-free and carry-free basis. For 2023, Mr. Souder’s annual bonus and equity awards will be equivalent in value to his bonus and equity awards in 2022. During the term and for specified periods thereafter, Mr. Souder will be subject to confidentiality and non-solicitation restrictions. In addition, Mr. Souder will be subject to all written policies adopted by the Board in effect from time to time, including our Code of Ethics and Insider Trading Policy.

The term of the Employment Agreement is for one year, which will automatically renew for successive one-year periods unless either party provides written notice at least 90 days prior to the expiration of the then-current term. Mr. Souder may also terminate the Employment Agreement for any reason upon 21 days’ advanced written notice.

If P10 Intermediate terminates Mr. Souder’s employment without cause (including by electing not to renew the term), or upon a resignation for “good reason” (as defined in the Employment Agreement), then Mr. Souder will be entitled to receive: (i) a severance payment, payable in a lump sum, equal to 12 months’ base salary; (ii) the target amount of the executive’s annual bonus; (iii) immediate vesting of any and all options, restricted stock, and restricted stock units granted to him and all carried interests in the investment vehicles of the “affiliated entities” (as defined in the Employment Agreement) granted to him; and (iv) reimbursement for the cost of COBRA premiums for health insurance continuation coverage (to the extent such premiums exceed the contributory cost for the same coverage charged to active employees) for up to 12 months. However, if such termination occurs following the execution of a letter of intent contemplating a “change in control” (as defined in the Employment Agreement) or within 18 months following the closing of such change in control, the severance payment contemplated in clause (i) above shall be equal to 18 months’ salary (instead of 12 months’ salary) and the COBRA premium reimbursements contemplated in clause (iv) above shall continue for a period of up to 18 months (instead of 12 months).

Robert Alpert and C. Clark Webb Amended and Restated Employment Agreements

P10 Intermediate replaced P10 Holdings as the applicable employer in connection with a corporate restructuring. In connection with this change, effective as of May 12, 2023, Robert Alpert and C. Clark Webb also entered into an amended and restated employment agreement with P10 Intermediate (each, a “Co-CEO Agreement”), which superseded and replaced in its entirety their respective employment agreement that had previously been in effect between such executive and P10 Holdings.

The term of employment under each Co-CEO Agreement is through December 31, 2023 and may be renewed annually thereafter with the agreement of both parties.

Under the terms of each Co-CEO Agreement, each CEO will: (i) receive a base salary of $600,000; (ii) receive an annual bonus and equity awards in the form of cash, stock options, restricted stock units and common stock with an aggregate value no less than the aggregate value of the bonus, equity awards and carried interest, including carried interest awards received by the Co-CEO in the previous year from funds not controlled by the Company (and excluded from the Summary Compensation Table included in the Company’s proxy statement) (the “Bonus”); (iii) be a participant in eligible group medical, dental and 401(k) plans and P10 Intermediate shall pay 90% of employee and dependent premiums on medical and dental insurance; (iv) be reimbursed for all reasonable business, promotional, travel and entertainment expenses incurred; and (v) have a perpetual right to invest in P10 funds on a fee-free and carry-free basis. During the term and for specified periods thereafter, each Co-CEO will be subject to confidentiality and non-solicitation restrictions. In addition, each Co-CEO will be subject to all written policies adopted by the Board in effect from time to time, including our Code of Ethics and Insider Trading Policy.

If P10 Intermediate terminates a Co-CEO’s employment without cause, or upon non-renewal of the Co-CEO Agreement or upon a resignation for “good reason” (as defined in the Co-CEO Agreement), then such Co-CEO will be entitled to receive: (i) a severance payment, payable in a lump sum, equal to $1,200,000; (ii) the Bonus, pro-rated for the number of days in the fiscal year in which the termination occurred that the Co-CEO was employed by the Company; (iii) immediate vesting of any and all options, restricted stock, and restricted stock units granted to him or his affiliates and all carried interests in the investment vehicles of the “affiliated entities” (as defined in the Co-CEO Agreement) granted to him or his affiliates; (iv) reimbursement for the cost of COBRA premiums for health insurance continuation coverage (to the extent such premiums exceed the contributory cost for the same coverage charged to active employees) for up to 12 months; and (v) a release from all lock up restrictions with respect to any equity securities of the Company. On and after December 31, 2023, each Co-CEO has certain demand registration rights with respect to Company equity securities.

The foregoing descriptions of the Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the Employment Agreement with Mr. Souder, the Co-CEO Agreement with Mr. Webb and the Co-CEO Agreement with Mr. Alpert, copies of which are filed as Exhibits 10.5, 10.4, and 10.3, respectively, to this Form 10-Q and are incorporated herein by reference.

Jeff P. Gehl Severance Agreement

P10 Holdings has entered into a Separation Agreement and General Release (“Severance Agreement”) with Jeff P. Gehl in connection with Mr. Gehl’s retirement on May 15, 2023. Pursuant to the Severance Agreement, upon his retirement with P10 Holdings and RCP Advisors 3, LLC, Mr. Gehl will be entitled to receive the following payments and benefits: (i) a severance payment of $1,025,000, of which $425,000 will be payable on his retirement and the remainder will be payable in twelve equal monthly installments; (ii) reimbursement for the cost of COBRA premiums for health insurance continuation coverage for up to 12 months; (iii) release from all lock up restrictions with respect to any equity securities of the Company; and (iv) immediate vesting of any and all options, restricted stock, and restricted stock units granted to him and all carried interests in the investment vehicles of the “affiliated entities” (as defined in the Severance Agreement) granted to him. In consideration, Mr. Gehl will provide a full release of all claims against the Company and Affiliated Entities.

In connection with the Severance Agreement, the Company and the other parties to the Controlled Company Agreement anticipate entering into an amendment to the Controlled Company Agreement to remove the Jeff P. Gehl Living Trust dated January 25, 2011 as a party to the Controlled Company Agreement and the lock up restrictions contained therein.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the Severance Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

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

10.1*	Form of Stock Option Agreement under the 2021 Incentive Plan.

10.2*	Separation Agreement and General Release, dated as of May 12, 2023, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and Jeff Gehl.

10.3*	Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and Robert Alpert.

10.4*	Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and C. Clark Webb.

10.5*	Employment Agreement, dated as of May 12, 2023, by and among P10 Intermediate Holdings LLC and William F. Souder.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: May 15, 2023	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: May 15, 2023	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)