Form 10-Q
period 2023-06-30
P10, Inc.
filed 2023-08-14
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 43,834,735 shares of the registrant's Class A common stock and 72,370,464 shares of the Registrant's Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

		As of
	As of June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$23,361	$20,021
Restricted cash	1,500	9,471
Accounts receivable	19,299	16,551
Note receivable	4,440	4,231
Due from related parties	44,877	36,538
Investment in unconsolidated subsidiaries	2,386	2,321
Prepaid expenses and other assets	5,001	5,089
Property and equipment, net	3,402	2,878
Right-of-use assets	17,888	15,923
Contingent payments to customers	12,907	13,629
Deferred tax assets, net	40,790	41,275
Intangibles, net	137,852	151,795
Goodwill	506,038	506,638
Total assets	$819,741	$826,360
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$2,744	$2,578
Accrued expenses	9,607	8,052
Accrued compensation and benefits	35,278	18,900
Due to related parties	587	2,157
Other liabilities	764	8,715
Contingent consideration	16,219	17,337
Accrued contingent liabilities	14,305	14,305
Deferred revenues	12,207	12,651
Lease liabilities	21,219	18,558
Debt obligations	271,735	289,224
Total liabilities	384,665	392,477
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 44,761,247 issued and 43,823,473 outstanding as of June 30, 2023, and 43,303,040 issued and 42,365,266 outstanding as of December 31, 2022, respectively	44	42
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 72,505,177 shares issued and 72,381,726 shares outstanding as of June 30, 2023, and 73,131,826 shares issued and 73,008,374 shares outstanding as of December 31, 2022, respectively	72	73
Treasury stock	(9,926)	(9,926)
Additional paid-in-capital	627,420	628,828
Accumulated deficit	(223,511)	(225,879)
Noncontrolling interest	40,977	40,745
Total stockholders' equity	435,076	433,883
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$819,741	$826,360

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
REVENUES
Management and advisory fees	$61,657	$46,451	$118,244	$89,478
Other revenue	815	287	1,481	541
Total revenues	62,472	46,738	119,725	90,019
OPERATING EXPENSES
Compensation and benefits	36,311	17,815	71,953	36,309
Professional fees	2,992	2,740	6,834	5,352
General, administrative and other	5,037	4,250	9,894	8,362
Contingent consideration expense	80	(140)	470	(13)
Amortization of intangibles	7,326	6,153	14,574	12,334
Strategic alliance expense	402	153	805	305
Total operating expenses	52,148	30,971	104,530	62,649
INCOME FROM OPERATIONS	10,324	15,767	15,195	27,370
OTHER (EXPENSE)/INCOME
Interest expense, net	(5,426)	(1,525)	(10,598)	(2,910)
Other (expense)/income	(832)	791	(719)	1,120
Total other (expense)	(6,258)	(734)	(11,317)	(1,790)
Net income before income taxes	4,066	15,033	3,878	25,580
Income tax expense	(1,964)	(3,879)	(1,007)	(6,634)
NET INCOME	$2,102	$11,154	$2,871	18,946

Less: net income attributable to noncontrolling interest in P10 Intermediate	$(339)	$-	(503)	-
NET INCOME ATTRIBUTABLE TO P10	$1,763	$11,154	$2,368	$18,946

Earnings per share
Basic earnings per share	$0.02	$0.10	$0.02	$0.16
Diluted earnings per share	$0.02	$0.09	$0.02	$0.16
Dividends paid per share	$0.03	$0.03	$0.06	$0.03
Weighted average shares outstanding, basic	116,168	117,193	116,063	117,193
Weighted average shares outstanding, diluted	123,874	120,981	123,918	121,259

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2021	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$—	395,164
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515
Deferred offering costs	—	—	—	—	—	—	(70)	—	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	7,792	—	7,792
Exchange of Class B common stock for Class A common stock	1,222	1	(1,220)	(1)	—	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Balance at March 31, 2022	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$—	$391,935
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Net income attributable to P10	—	—	—	—	—	—	—	11,154	—	11,154
Exchange of Class B common stock for Class A common stock	1,622	2	(1,622)	(2)	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	(3,515)	—	—	(3,515)
Balance at June 30, 2022	37,308	$37	79,885	$80	123	$(273)	$638,585	$(236,139)	$—	$402,290

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2022	42,365	42	73,008	73	1,061	(9,926)	628,828	(225,879)	40,745	433,883
Stock-based compensation	—	—	—	—	—	—	3,252	—	—	3,252
Net income attributable to P10 and net income attributable to non controlling interest	—	—	—	—	—	—	—	605	164	769
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax)	294	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(122)	(122)
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	43	72,832	73	1,061	(9,926)	624,706	(225,274)	40,787	430,409
Stock-based compensation	—	—	—	—	—	—	4,162	—	—	4,162
Net income attributable to P10 and net income attributable to non controlling interest	—	—	—	—	—	—	—	1,763	339	2,102
Exchange of Class B common stock for Class A common stock	451	1	(451)	(1)	—	—	—	—	—	—
Exercise of stock options (net of tax)	54	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(149)	(149)
Issuance of restricted stock units	230	—	—	—	—	—	4,285	—	—	4,285
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—						(3,774)			(3,774)
Balance at June 30, 2023	43,824	44	72,381	72	1,061	(9,926)	627,420	(223,511)	40,977	435,076

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,871	$18,946
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,171	4,232
Depreciation expense	329	205
Amortization of intangibles	14,574	12,334
Amortization of debt issuance costs and debt discount	723	425
Income from unconsolidated subsidiaries	(531)	(1,110)
Deferred tax expense	485	5,775
Amortization of contingent payment to customers	722	—
Remeasurement of contingent consideration	470	(13)
Post close purchase price adjustment	—	11
Change in operating assets and liabilities:
Accounts receivable	(2,748)	(3,816)
Due from related parties	(8,339)	(11,259)
Prepaid expenses and other assets	88	1,025
Right-of-use assets	1,510	2,088
Accounts payable	166	789
Accrued expenses	1,588	(1,102)
Accrued compensation and benefits	12,907	(894)
Due to related parties	(1,570)	(1,458)
Other liabilities	(7,951)	(825)
Deferred revenues	(444)	(430)
Lease liabilities	(814)	(1,752)
Net cash provided by operating activities	29,207	23,171
CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of intangible assets	(22)	—
Draw on note receivable	(211)	(266)
Proceeds from note receivable	2	7
Proceeds from investments in unconsolidated subsidiaries	466	660
Software capitalization	(9)	(87)
Purchases of property and equipment	(853)	(634)
Net cash (used in) investing activities	(627)	(320)
CASH FLOWS (USED IN) FINANCING ACTIVITIES
Borrowings on debt obligations	22,000	—
Repayments on debt obligations	(40,213)	(25,000)
Repurchase of Class A common stock for employee tax withholding	(4,996)	—
Repurchase of Class B common stock	(851)	—
Payment of contingent consideration	(1,588)	—
Cash settlement of stock options	—	(12,466)
Dividends paid	(7,251)	(3,515)
Distributions to partners	(312)	—
Debt issuance costs	—	(8)
Net cash (used in) financing activities	(33,211)	(40,989)
Net change in cash, cash equivalents and restricted cash	(4,631)	(18,138)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,492	43,482
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$24,861	$25,344

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,003	$2,290
Net cash paid for income taxes	$1,088	$428

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,475	$890
Additions to lease liabilities	3,475	1,839
Additions to property and equipment	853	949
Additions to accrued compensation and benefits	18,230	—
Additions to contingent consideration	470	—
Dividends declared	1	1

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$23,361	$23,613
Restricted cash	1,500	1,731
Total cash, cash equivalents and restricted cash	$24,861	$25,344

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

P10, Inc. and its consolidated subsidiaries (the “Company”) operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing support our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively, the “Funds”).

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interest related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interest on the Consolidated Balance Sheets. Noncontrolling interest is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses in accordance with the terms of the P10 Intermediate operating agreement.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

Certain entities in which the Company holds an interest are investment companies that follow FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains that accounting treatment.

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2023, and December 31, 2022, cash equivalents include money market funds of $5.8 million and $7.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of June 30, 2023 and December 31, 2022 was primarily cash that is restricted due to certain deposits being held for customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of June 30, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

the period that determination is made. Management fees are collected on a quarterly basis. Certain subsidiaries management fee contracts are collected at the beginning of the quarter, while others are collected in arrears. The management fees reflected in accounts receivable at period end are those that are collected in arrears.

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

Note Receivable

Note receivable is mostly related to contractual amounts owed from a signed, secured promissory note with BCP Partners Holdings, LP ("BCP"). In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company considers the note receivable to be fully collectible; no allowance for doubtful accounts has been established as of June 30, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until July of 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of June 30, 2023, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of June 30, 2023, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill).

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of June 30, 2023, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, and acquisition-related earnouts contingent on employment that has not yet been paid. The acquisition-related earnout contingent on employment is a product of the acquisition of WTI. The sellers and eligible employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is eligible through December 31, 2027 with the potential to extend an additional two years. Refer to Note 14 for further information.

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

As of June 30, 2023 and December 31, 2022, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for RSAs and certain RSUs, where vesting occurs after a service period is recorded ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method for RSU's deemed probable of vesting. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets and expense is recognized over the expected vesting period. Refer to Note 16 for further discussion. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on a $0.0325 per share quarterly dividend. Forfeitures are recognized as they occur.

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

In connection with the acquisition, the Company incurred a total of $3.2 million of acquisition-related expenses. Total acquisition-related expenses were $0 for the three and six months ended June 30, 2023 and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$8,807
Accounts receivable	12,632
Right-of-use assets	2,904
Prepaid expenses and other assets	378
Property and equipment	138
Intangible assets, net	50,300
Total assets acquired	$75,159
LIABILITIES
Accounts payable and accrued expenses	$13,555
Lease liabilities	2,957
Total liabilities assumed	$16,512

Net identifiable assets acquired	$58,647
Goodwill	87,348
Net assets acquired	$145,995

The following table presents the provisional fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$43,500	9
Value of trade name	6,800	10
Total identifiable intangible assets	$50,300

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $87.3 million of goodwill is expected to be deductible for tax purposes. To the extent there are payments on EBITDA-related earnouts as discussed in Note 14, those amounts would be amortizable for tax purposes at such time.

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

Pro-forma Financial Information

Prior Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of WTI was completed on January 1, 2022:

	For the Six Months Ended June 30,

	2023	2022

Revenue	$119,725	$107,472
Net income attributable to P10	2,368	14,164

Pro-forma adjustments include revenue and net income of the acquired business for each period. Other pro forma adjustments include intangible amortization expense, interest expense based on debt issued in connection with the acquisition, and compensation expense contingent on EBITDA (as noted in Note 14) as if the acquisition were completed on January 1, 2022.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
Management and advisory fees	$61,657	$46,451	$118,244	$89,478
Subscriptions	123	166	257	328
Other revenue	692	121	1,224	213
Total revenues	$62,472	$46,738	$119,725	$90,019

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

includes the management fees minus applicable expenses, for Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. In addition, net management fee earnings would increase by the same percentage, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of June 30, 2023. The Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of June 30, 2023 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time. For the three and six months ended June 30, 2023, the strategic alliance expense reported was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2022, the strategic alliance expense reported was $0.2 million and $0.3 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses. As of June 30, 2023 and December 31, 2022 the associated liability is $0.3 million and $0.2 million, respectively, which is reported in accrued expenses on the Consolidated Balance Sheets.

Note 6. Note Receivable

The Company's note receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.4 million was drawn as of June 30, 2023 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. There was $0.1 million cash paid for interest as of December 31, 2022 and the $0.1 million was capitalized to the note receivable. As of June 30, 2023, $0.1 million of interest was paid. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of June 30, 2023 and December 31, 2022, the balance was $4.4 million and $4.2 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. See Note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $562.9 million and $568.0 million as of June 30, 2023 and December 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $379.8 million and $96.3 million as of June 30, 2023 and December 31, 2022, respectively. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

As of June 30, 2023, investment in unconsolidated subsidiaries totaled $2.4 million, of which $0.2 million related to ECG’s tax credit finance businesses and $2.2 million related to ECG’s asset management businesses. As of December 31, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $2.1 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.4 million and $0.5 million for the three month and six months ended June 30, 2023, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, ECG made $0 capital contributions and received distributions of $0.4 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, ECG made $0 capital contributions and received distributions of $0.6 million and $0.7 million, respectively.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the three and six months ended June 30, 2023 and June 30, 2022, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of June 30,	As of December 31,

	2023	2022
Computers and purchased software	$1,422	$631
Furniture and fixtures	1,627	2,201
Leasehold improvements	2,795	2,197
	$5,844	$5,029
Less: accumulated depreciation	(2,442)	(2,151)
Total property and equipment, net	$3,402	$2,878

Note 10. Goodwill and Intangibles

Changes in goodwill for the six months ended June 30, 2023 are as follows:

Balance at December 31, 2022	$506,638
Purchase price adjustment	(600)
Increase from acquisitions	-
Balance at June 30, 2023	$506,038

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

During the period, there was a revision to the provisional fair value of the WTI tradename as a result of obtaining new information that was available at acquisition. This revision resulted in a purchase price adjustment. This resulted in a $0.6 million adjustment to goodwill and intangible assets.

Intangibles consists of the following:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,364	$—	$17,364
Technology	30	—	30
Total indefinite-lived intangible assets	17,394	—	17,394
Finite-lived intangible assets:
Trade names	28,240	(4,631)	23,609
Management and advisory contracts	194,666	(98,679)	95,987
Technology	2,402	(1,540)	862
Total finite-lived intangible assets	225,308	(104,850)	120,458
Total intangible assets	$242,702	$(104,850)	$137,852

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	28,251	(3,472)	24,779
Management and advisory contracts	194,066	(85,563)	108,503
Technology	2,374	(1,241)	1,133
Total finite-lived intangible assets	224,691	(90,276)	134,415
Total intangible assets	$242,071	$(90,276)	$151,795

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2023	$14,652
2024	25,613
2025	21,271
2026	16,757
2027	11,959
Thereafter	30,206
Total amortization	$120,458

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the earnout expires. As of June 30, 2023, $8.9 million has been paid in

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

contingent consideration associated with the earnout. Total expense recognized for the three and six months ended June 30, 2023 was $0.1 million and $0.5 million, respectively. Total expense recognized for the three and six months ended June 30, 2022 was $0 million and $0.1 million, respectively. This is included in contingent consideration expense on the Statements of Operations. The fair value of the contingent consideration is derived from an analysis of the option pricing model and the scenario based model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the liability may differ materially from the current estimate. The most significant assumption used in the analysis is future fundraising projections. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judement or estimation. As of June 30, 2023, the estimated fair value of the remaining contingent consideration totaled $10.8 million. Following June 30, 2023, the Company has paid $2.7 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total expense recognized for the three and six months ended June 30, 2023 totaled $0 and $0.1 million, respectively. Total gain recognized for the three and six months ended June 30, 2022, respectively, totaled $0 million and $0.1 million, which was included in contingent consideration expense on the Statements of Operations. As of June 30, 2023, the contingent consideration associated with the earnout totaled $5.4 million and is considered earned but has not yet been paid. Following June 30, 2023, this was paid in entirety.

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of June 30, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$16,219	$16,219
Total liabilities	$-	$-	$16,219	$16,219

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,337	$17,337
Total liabilities	$-	$-	$17,337	$17,337

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended June 30, 2023 and December 31, 2022.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Six Months Ended June 30,
	2023	2022
Balance, beginning of year:	$17,337	$22,963
Additions	-	-
Change in fair value	470	(13)
Settlements	(1,588)	-
Balance, end of period:	$16,219	$22,950

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	June 30,	December 31,
	2023	2022

Revolver facility	$68,000	$80,900
Debt issuance costs	(2,319)	(2,783)
Revolver facility, net	$65,681	$78,117
Term Loan	$207,188	$212,500
Debt issuance costs	(1,134)	(1,393)
Term loan, net	$206,054	$211,107
Total debt obligations	$271,735	$289,224

	June 30, 2023

	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$85,313	2.10%	4.94%	10/18/2023
Term Loan	121,875	2.10%	5.35%	12/27/2023
Revolver Facility	8,000	2.10%	5.15%	7/13/2023
Revolver Facility	6,000	2.10%	5.08%	7/21/2023
Revolver Facility	26,000	2.10%	5.23%	8/30/2023
Revolver Facility	6,000	2.10%	5.25%	9/14/2023
Revolver Facility	20,000	2.10%	5.24%	9/27/2023
Revolver Facility	2,000	2.10%	5.23%	9/28/2023
Total	$275,188

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of June 30, 2023, P10 was in compliance with its financial covenants required under the facility. As of June 30, 2023, the balance drawn on the revolving credit facility is $68.0 million and on the term loan, the balance is $207.2 million. The balance as of December 31, 2022 was $80.9 million on the revolving credit facility and $212.5 million on the term loan. For the three and six months ended June 30, 2023, $5.0 million and $9.9 million of interest expense was incurred, respectively. For the three and six months ended June 30, 2022, $1.3 million and $2.5 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of June 30, 2023 are as follows:

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

2023	$5,313
2024	10,625
2025	259,250
$275,188

Debt Issuance Costs

Debt issuance costs are offset against the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of June 30, 2023 and December 31, 2022 were $3.5 million and $4.2 million, respectively.

Amortization expense related to debt issuance costs totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. This is reported in interest expense, net on the Consolidated Statements of Operations.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of June 30, 2023, the total accounts receivable from the Funds totaled $16.0 million, of which $3.5 million related to reimbursable expenses and $12.5 million related to fees earned but not yet received. As of December 31, 2022, the total accounts receivable from the Funds totaled $16.8 million, of which $6.2 million related to reimbursable expenses and $10.6 million related to fees earned but not yet received. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, initially totaling $76.0 million over 7 years. As a result of new projects during 2021 and 2022, ECG will receive additional advisory fees from Enhanced PC totaling $22.0 million over 7 years, based on a declining fixed fee schedule. An additional advisory fee was agreed to in 2023 as a result of new projects, this fee totals $9.5 million over 7 years on a declining fixed fee schedule. This agreement is subject to customary termination provisions. Since inception, $51.4 million of the total $107.5 million advisory fees have been recognized as revenue. Advisory fees earned or recognized under this agreement were $5.3 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and $5.5 million and $11.1 million for the three and six months ended June 30, 2022, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company also incurs interest income on the balance outstanding. Revenues from interest were $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, and is reported in management and advisory fees on the Consolidated Statement of Operations. As of June 30, 2023 and December 31, 2022, the balance was $38.7 million and $28.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $3.0 million and $6.2 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.6 million for the three and six months ended June 30, 2022, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly), and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $2.6 million and $5.0 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The Co-CEOs of the Company are directors of Crossroads. The Company recognizes an annual fee of $20 thousand of which $5 thousand and $10 thousand has been recognized for the three and six months ended June 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized $20 thousand and $20 thousand for the three and six months ended June 30, 2022, respectively.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.1 million and $1.9 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

The following table presents information regarding the Company’s operating leases as of June 30, 2023:

Operating lease right-of-use assets	$17,888
Operating lease liabilities	$21,219
Cash paid for lease liabilities	$1,316
Weighted-average remaining lease term (in years)	7.22
Weighted-average discount rate	4.37%

The future contractual lease payments as of June 30, 2023 are as follows:

2023	1,755
2024	3,959
2025	3,211
2026	2,917
2027	2,870
Thereafter	10,293
Total undiscounted lease payments	25,005
Less imputed interest	(3,786)
Total lease liabilities	$21,219

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics.Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of June 30, 2023, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. Total payment will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. For the three and six months ended June 30, 2023, $5.9 million and $11.8 million, respectively, was recognized and for the three and six months ended June 30, 2022, $0 and $0 was recognized, respectively. As of June 30, 2023 and December 31, 2022, the balance was $17.0 million and $5.2 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and six months ended June 30, 2023, $0.5 million and $1.0 million, respectively, of expense was recognized and for the three and six months ended June 30, 2022, no expense was recognized. Recognized expense is included in compensation and benefits on the Consolidated Statement of Operations. As of June 30, 2023 and December 31, 2022, the balance was $1.4 million and $0.4 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement that exists between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the revenue share agreement. As of June 30, 2023, the Company has determined that the put options are probable and have accrued estimated contingent liabilities and contingent payments to customers. As of June 30, 2023 and December 31, 2022, the balance was $14.3 million and $14.3 million, respectively, and is included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers asset balance was $12.9 million and $13.6 million as of June 30, 2023 and December 31, 2022, respectively. The Company recognized $0.6 million and $0.2 million of amortization of contingent payments to customers for the three and six months ended June 30, 2023, respectively, and $0 and $0 of amortization of contingent payments to customers for the three and six months ended June 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and disclosed anything more likely than not to be recognized below. We do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

In 2021, the Civil Enforcement Division of the Oregon Department of Justice (Oregon DOJ) initiated an investigation of certain transactions involving the Oregon Low Income Community Jobs Initiative, also known as the Oregon New

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

Markets Tax Credit (NMTC) program, to which a subsidiary of Enhanced Capital, among others, was a party. The Oregon DOJ contends that the subsidiary of Enhanced Capital omitted from the NMTC application information regarding the application of leveraged financing in the transaction and the sources and uses of funds in the proposed transactions. No formal claims have been filed by the Oregon DOJ. The Company continues to assert that it followed all program requirements and met all disclosure obligations. The subsidiary of Enhanced Capital completed non-binding mediation in July 2023 and settlement discussions continue. Based on our assessment of the current stage of this investigation and settlement, our financial results as of June 30, 2023, includes an immaterial accrual related thereto in accrued expenses on the Consolidated Balance Sheets and other (expense)/income on the Consolidated Statements of Operation. At this time, we do not believe any outcome in this investigation will have a material adverse effect on our business, operating results, or financial position.

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

Based on these methodologies, the Company’s effective income tax rate was 59.62% and 29.80% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to 162(m) limitation, state taxes, and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date. The Company's effective income tax rate for the three and six months ended June 30, 2022 was 26.11% and 25.94%, respectively. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income taxes.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2023, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the period.

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

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

On March 15, 2022, the Board of Directors approved the settlement of 1.1 million options from a grantee with a fair market value option price of $11.83, less a negotiated discount of 2.5%, totaling $12.5 million. This was paid on April 4, 2022.

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan creating a total of 14,300,000 shares available for grant under the Plan and the 2018 Plan. On October 21, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. As of June 30, 2023, there are 3,965,756 shares available for grant.

A summary of stock option activity for the period ended June 30, 2023 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Granted	3,027,974	10.07
Exercised	(657,902)	1.97
Settled	—	—
Expired/Forfeited	(832,960)	10.33
Outstanding as of June 30, 2023	12,149,343	$8.03	8.15	$41,642,102
Exercisable as of June 30, 2023	906,865	$2.83	5.15	$7,683,858

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense was $8.1 million and $15.2 million for the three and six months ended June 30, 2023, respectively, and $2.7 million and $4.2 million for the three and six months ended June 30, 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2023 was $7.1 million and is expected to be recognized over a weighted average period of 3.39 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Six Months Ended June 30,
	2023	2022
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	38.60%	35.40%
Risk-free interest rate	4.07%	1.98%
Expected dividend yield	1.20%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2022	33,346	$12.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2023	33,346	$12.37

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date excluding the restricted stock units at Hark and Bonaccord which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate a value of $17.5 million of units may vest at each future achievement of performance metrics. As of June 30, 2023, certain performance metrics have been met and 348,931 units have been issued to specific employees. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. An expense of $1.6 million and $5.2 million has been recorded for the three and six months ended June 30, 2023, respectively, on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $5.3 million as of June 30, 2023.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of June 30, 2023, all Hark Units have vested and been issued. An expense of $0.3 million has been recorded for the three and six months ended June 30, 2023 on the Consolidated Statements of Operations.

The below table does not include Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2022	508,135	$11.34
Granted	1,273,209	10.01
Vested	(875,001)	11.43
Forfeited	—	—
Outstanding as of June 30, 2023	906,343	$10.01

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands, except share and per share amounts)

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and six months ended June 30, 2023, diluted EPS reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$1,763	$11,154	$2,368	$18,946
Adjustment for:
Net income attributable to noncontrolling interest in P10 Intermediate	339	-	503
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$2,102	$11,154	$2,871	$18,946
Denominator:
Denominator for basic calculation—Weighted- average shares	116,168	117,193	116,063	117,193
Weighted shares assumed upon exercise of partnership units	3,917	-	3,917	-
Weighted shares assumed upon exercise of stock options	3,789	3,788	3,938	4,066
Denominator for earnings per share assuming dilution	123,874	120,981	123,918	121,259
Earnings per share—basic	$0.02	$0.10	$0.02	$0.16
Earnings per share—diluted	$0.02	$0.09	$0.02	$0.16

The computations of diluted earnings per share on a weighted average basis excluded 5.2 million and 4.0 million options for the three and six months ended June 30, 2023, respectively, and 1.4 million and 1.0 million options for the three and six months ended June 30, 2022, because the options were anti-dilutive.

Note 18. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.0325 per share of Class A and Class B common stock, payable on September 20, 2023, to the holders of record as of the close of business on August 31, 2023.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after June 30, 2023, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2023, $21.1 million has been used to buy back shares under this program.

As of June 30, 2023, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 41 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 280+ fund managers, 750+ private market funds and 2,000+ portfolio companies. We have 53 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,800 funds, 44,000 individual transactions, 29,000 private companies and 276,000 financial metrics. As of June 30, 2023, PES managed $11.8 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 11 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,000+ investors, 75+ fund managers, 81 direct investments, 340+ private market funds and 12,000+ portfolio companies. We have 19 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of June 30, 2023, VCS managed $5.8 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 110 investors. We currently have 34 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through June 30, 2023, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $5.7 billion. Of the total AUM, impact assets represent $3.5 billion invested in over 1,000 projects and businesses across 39 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in solar assets have generated over 1.6 billion KWh of renewable energy from inception to December 31, 2022. As of June 30, 2023, IIS managed $1.9 billion of FPAUM.
•
Private Credit Solutions (PCS).Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 37 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 690 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 45+ platform investments. As of June 30, 2023, PCS managed approximately $2.7 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.0 billion of our FPAUM as of June 30, 2023.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $7.8 billion of our FPAUM as of June 30, 2023.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.4 billion of our FPAUM as of June 30, 2023.

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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until a certain period of time has lapsed per the agreements. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payments to customers asset associated with the agreement and will amortize the asset against revenue over the length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

Operating Expenses

Compensation and benefits are our largest expense and consists of salaries, bonuses, stock-based compensation, earnout and bonus payments related to the acquisition of WTI, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. As such, while this does not impact the compensation we pay to our employees, it allows our investment professionals to receive additional benefit and provides economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors and investment professionals.

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

Other Income (Expense)

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs.

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

Results of Operations

For the three and six months ended June 30, 2023 and June 30, 2022.

	For the three months ended June 30,				For the six months ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$61,657	$46,451	$15,206	33%	$118,244	$89,478	$28,766	32%
Other revenue	815	287	528	184%	1,481	541	940	174%
Total revenues	62,472	46,738	15,734	34%	119,725	90,019	29,706	33%
OPERATING EXPENSES
Compensation and benefits	36,311	17,815	18,496	104%	71,953	36,309	35,644	98%
Professional fees	2,992	2,740	252	9%	6,834	5,352	1,482	28%
General, administrative and other	5,037	4,250	787	19%	9,894	8,362	1,532	18%
Contingent consideration expense	80	(140)	220	(157)%	470	(13)	483	(3,715)%
Amortization of intangibles	7,326	6,153	1,173	19%	14,574	12,334	2,240	18%
Strategic alliance expense	402	153	249	163%	805	305	500	164%
Total operating expenses	52,148	30,971	21,177	68%	104,530	62,649	41,881	67%

INCOME FROM OPERATIONS	10,324	15,767	(5,443)	(35)%	15,195	27,370	(12,175)	(44)%

OTHER (EXPENSE)/INCOME

Interest expense, net	(5,426)	(1,525)	(3,901)	256%	(10,598)	(2,910)	(7,688)	264%
Other (expense)/income	(832)	791	(1,623)	(205)%	(719)	1,120	(1,839)	(164)%
Total other (expense)	(6,258)	(734)	(5,524)	753%	(11,317)	(1,790)	(9,527)	532%
Net income before income taxes	4,066	15,033	(10,967)	(73)%	3,878	25,580	(21,702)	(85)%
Income tax (expense)	(1,964)	(3,879)	1,915	(49)%	(1,007)	(6,634)	5,627	(85)%
NET INCOME	$2,102	$11,154	$(9,052)	(81)%	$2,871	$18,946	$(16,075)	(85)%

Revenues

Three Months Ended June 30, 2023 and June 30, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended June 30, 2023 and June 30, 2022. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, revenues increased by $15.7 million or 34% due to higher management fees from the impact of inorganic growth of $6.9 million driven by the acquisition of WTI and $8.8 million of organic growth across Bonaccord, Hark, ECG, RCP, and Truebridge.

Management and advisory fees increased by $15.2 million, or 33%, to $61.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to inorganic growth due to the acquisition of WTI which brought $6.9 million of revenue in the first quarter of 2023 and organic FPAUM growth at Bonaccord, Hark, RCP, TrueBridge, and ECG were the primary drivers of the increase in management and advisory fees of $8.3 million. Catch-up fees for the three months ended June 30, 2023 were $4.7 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.5 million or 184% to $0.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 driven primarily by an increase of $0.6 million of interest income in other revenue.

Six Months Ended June 30, 2023 and June 30, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the six months ended June 30, 2023 and June 30, 2022. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, revenues increased by $29.7 million or 33% due to higher management fees from the impact of inorganic growth of $14.0 million driven by the acquisition of WTI and $15.7 million of organic growth across Bonaccord, Hark, ECG, RCP, and Truebridge.

Management and advisory fees increased by $28.8 million, or 32%, to $118.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to inorganic growth due to the acquisition of WTI which brought $14.0 million of revenue in the first quarter of 2023 and organic FPAUM growth at Bonaccord, Hark, RCP, TrueBridge, and ECG were the primary drivers of the increase in management and advisory fees of $14.8 million. Catch-up fees for the six months ended June 30, 2023 were $7.8 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $0.9 million or 174% to $1.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 driven primarily by an increase of $0.7 million of interest income in other revenue.

	For the three months ended June 30,				For the six months ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$36,311	$17,815	$18,496	104%	$71,953	$36,309	$35,644	98%
Professional fees	2,992	2,740	$252	9%	6,834	5,352	1,482	28%
General, administrative, and other	5,037	4,250	$787	19%	9,894	8,362	1,532	18%
Contingent consideration expense	80	(140)	$220	(157)%	470	(13)	483	(3,715)%
Amortization of intangibles	7,326	6,153	$1,173	19%	14,574	12,334	2,240	18%
Strategic alliance expense	402	153	$249	163%	805	305	500	164%
Total operating expenses	$52,148	$30,971	$21,177	68%	$104,530	$62,649	$41,881	67%

Operating Expenses

For the Three Months Ended June 30, 2023 and June 30, 2022

Total operating expenses increased by $21.2 million, or 68%, to $52.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to increases in compensation and benefits as well as amortization expense.

Compensation and benefits expense increased by $18.5 million, or 104%, to $36.3 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The acquisition of WTI added $2.7 million of compensation expense in the first half of 2023. Stock compensation contributed to $5.3 million of the increase, of which $2.2 million relates to acquisition activity. An additional $2.1 million of the increase in stock compensation expense is attributable to management compensation as a result of amended employment agreements executed during the second quarter of 2023. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the Notes to the Consolidated Financial Statements contributed $6.4 million. Additionally, there was a $4.2 million increase associated with an increase in headcount and associated benefits across all subsidiaries.

Professional fees increased by $0.3 million, or 9%, to $3.0 million. The primary cost in professional fees for the three months ended June 30, 2023 and 2022 are tax fees associated with year end reporting and strategic planning.

General, administrative and other increased by $0.8 million, or 19%, to $5.0 million, due primarily to the acquisition of WTI.

Contingent consideration expense increased by $0.2 million, to $0.1 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was driven by remeasurement during the periods of contingent consideration payable in connection with the acquisitions of Hark and Bonaccord.

Amortization of intangibles increased by $1.2 million, or 19%, to $7.3 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This is due to the acquisition of WTI.

For the Six Months Ended June 30, 2023 and June 30, 2022

Total operating expenses increased by $41.9 million, or 67%, to $104.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to increases in compensation and benefits as well as amortization expense.

Compensation and benefits expense increased by $35.6 million, or 98%, to $72.0 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was driven by a number of factors. The acquisition of WTI added $5.9 million of compensation expense in the first half of 2023. Stock compensation contributed to $10.9 million of the increase, of which $6.7 million relates to acquisition activity. Management compensation contributed to the increase in stock compensation by $2.1 million as a result of amended employment agreements executed during the second quarter of 2023. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the footnotes to the consolidated financial statements contributed $12.8 million. The final driver is a $6.1 million increase associated with an increase in headcount and associated benefits across all subsidiaries.

Professional fees increased by $1.5 million, or 28%, to $6.8 million. The primary cost in professional fees for the six months ended June 30, 2023 and 2022 are tax fees associated with year end reporting and strategic planning and audit expenses.

General, administrative and other increased by $1.5 million, or 18%, to $9.9 million, due primarily to the acquisition of WTI.

Contingent consideration expense increased by $0.5 million, to $0.5 million, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was driven by remeasurement during the periods of contingent consideration payable in connection with the acquisitions of Hark and Bonaccord.

Amortization of intangibles increased by $2.2 million, or 18%, to $14.6 million, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This is due to the acquisition of WTI.

Other Income (Expense)

For the Three Months Ended June 30, 2023 and June 30, 2022

Other expenses increased by $5.5 million, or 753%, to $6.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by a rise in interest expense of $3.9 million. The increase in interest expense correlates to the increase in the principal balance outstanding of our Revolving Credit Facility and Term Loan of $84.3 million from the second quarter of 2022 to the second quarter of 2023 as well as rising interest rates. The increase in principal balances primarily relates to the acquisition of WTI.

For the Six Months Ended June 30, 2023 and June 30, 2022

Other expenses increased by $9.5 million, or 532%, to $11.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by a rise in interest expense of $7.7 million. The increase in interest expense correlates to the increase in the principal balance outstanding of our Revolving Credit Facility and Term Loan of $84.3 million from the first six months of 2022 to the first six months of 2023 as well as rising interest rates. The increase in principal balances primarily relates to the acquisition of WTI.

Income Tax Expense/Benefit

For the Three Months Ended June 30, 2023 and June 30, 2022

Income tax expense decreased by $1.9 million to $2.0 million for the three months ended June 30, 2023 compared to an expense of $3.9 million for the three months ended June 30, 2022. The decrease was due to lower pre-tax income during the period.

For the Six Months Ended June 30, 2023 and June 30, 2022

Income tax expense decreased by $5.6 million to $1.0 million for the six months ended June 30, 2023 compared to an expense of $6.6 million for the six months ended June 30, 2022. The decrease was due to lower pre-tax income during the period.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on a pro forma basis as if WTI was acquired on January 1, 2022.

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,

	2023	2022	2023	2022
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$21,601	$19,277	$21,206	$19,032
Add:
Acquisitions	—	—	—	—
Capital raised (1)	1,056	944	1,721	1,440
Capital deployed (2)	216	328	461	552
Net Asset Value Change (3)	(29)	(70)	(47)	(130)
Less:
Scheduled fee base stepdowns	(214)	(32)	(284)	(132)
Expiration of fee period	(465)	(269)	(892)	(585)
Balance, End of period	$22,165	$20,178	$22,165	$20,177

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,

	2023	2022	2023	2022
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$21,601	$17,593	$21,206	$17,263
Add:
Acquisitions	—	—	—	—
Capital raised (1)	1,056	944	1,721	1,440
Capital deployed (2)	216	212	461	435
Net Asset Value Change (3)	(29)	4	(47)	8
Less:	—
Scheduled fee base stepdowns	(214)	(30)	(284)	(109)
Expiration of fee period	(465)	(269)	(892)	(585)
Balance, End of period	$22,165	$18,454	$22,165	$18,452

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of June 30, 2023

FPAUM increased by $0.6 billion or 2.6% to $22.2 billion on a pro forma basis and actual basis for the three months ended June 30, 2023, due primarily to an increase in capital raise and deployed from our private equity and venture capital solutions and offset by stepdowns and expirations. FPAUM increased by $1.0 billion, or 4.5%, to $22.2 billion on a pro forma basis and actual basis for the six months ended June 30, 2023, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by stepdowns and expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$2,102	$11,154	$2,871	$18,946
Adjustments:
Depreciation & amortization	7,856	6,264	15,626	12,540
Interest expense, net	5,426	1,525	10,598	2,910
Income tax expense	1,964	3,878	1,007	6,633
Non-recurring expenses	3,017	208	5,176	2,938
Non-cash stock based compensation	5,799	2,717	8,398	4,232
Non-cash stock based compensation - acquisitions	2,272	—	6,773	—
Earn out related compensation	6,394	—	12,787	—

Adjusted EBITDA	34,830	25,746	63,236	48,199
Less:
Cash interest expense	(7,141)	(1,892)	(10,003)	(2,290)
Cash income taxes, net of taxes related to acquisitions	(1,030)	(664)	(1,088)	(428)
Adjusted Net Income	$26,659	$23,190	$52,145	$45,481

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	As of June 30,	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$24,861	$29,492	$(4,631)	(16)%
Goodwill and other intangibles	643,890	658,433	(14,543)	(2)%
Total assets	819,741	826,360	(6,619)	(1)%
Debt obligations	271,735	289,224	(17,489)	(6)%
Stockholders’ equity	$435,076	$433,883	$1,193	0%

There was a decrease in cash and cash equivalents of $4.6 million from December 31, 2022 to $24.9 million as of June 30, 2023 primarily due to timing of debt facility maturities and associated repayments. There was a decrease in goodwill and intangible assets of $14.5 million due to amortization of intangibles during the six months ended June 30, 2023. Remaining total assets increased in the same period by $9.9 million. The increase is driven by an increase in accounts receivable from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC and Crossroads.

Debt obligations declined by $17.5 million which is driven by payments towards the revolver and term loan balances during the period.

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

As of June 30, 2023, the Term Loan with a balance of $207.2 million is incurring interest at a weighted average SOFR rate of 7.28%. As of June 30, 2023, the Revolver Facility is split into six tranches. The total principal outstanding is $68.0 million and the average SOFR rate amongst the tranches is 7.31%. The tranches are all incurring interest at a set rate for one, three, or six month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 for further details provided on the tranches and associated interest periods.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of June 30, 2023, P10 was in compliance with its financial covenants required under the facility. The Company has incurred $10.6 million in interest expense for the six months ended June 30, 2023.

Cash Flows

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table reflects our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,

	2023	2022	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$29,207	$23,171	$6,036	26%
Net cash (used in) investing activities	(627)	(320)	(307)	96%
Net cash (used in) financing activities	(33,211)	(40,989)	7,778	(19)%

Increase (decrease) in cash and cash equivalents and restricted cash	$(4,631)	$(18,138)	$13,508	(74)%

Operating Activities

Six Months Ended June 30, 2023 and June 30, 2022

Cash from operating activities increased by $6.0 million, or 26%, to $29.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The components of this net increase primarily consisted of the following changes in operating assets and liabilities:

•
An increase in revenues of $29.7 million associated with the acquisition of WTI as well as additional fund closings;
•
A decrease of $10.8 million in the current year of cash received related to the Advisory Agreement at Enhanced compared to the first half of 2022;
•
An increase of restricted cash used of $7.0 million related to operations of Enhanced projects; and
•
An increase of cash used for bonus payments of $1 million as a result of timing.

Investing activities

Six Months Ended June 30, 2023 and June 30, 2022

The cash used in investing activities increased by $0.3 million, or 96%, to ($0.6) million, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase in cash used was due to additional property and equipment purchased in the first half of 2023.

Financing Activities

Six Months Ended June 30, 2023 and June 30, 2022

We recorded a net $33.2 million for the six months ended June 30, 2023 for cash used in financing activities, as compared to cash used in financing activities of $40.9 million for the six months ended June 30, 2022. The change is attributed to timing differences of revolver tranches subject to repayment and payments of contingent consideration.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Operating lease obligations (1)	$25,005	$1,755	$3,959	$3,211	$2,917	$2,870	$10,293
Debt obligations (2)	275,188	5,313	10,625	259,250	—	—	—
Total	$300,193	$7,068	$14,584	$262,461	$2,917	$2,870	$10,293

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

Interest Rate Risk

As of June 30, 2023, we had $207.2 million in outstanding principal in Term Loan under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On June 30, 2023, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.1 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023	—	—	—	$18,936,024
May 1 - 31, 2023	—	—	—	$18,936,024
June 1 - 30, 2023	—	—	—	$18,936,024
Total	—	—	—

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

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

10.1

Separation Agreement and General Release, dated as of May 12, 2023, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and Jeff Gehl (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.2

Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and Robert Alpert (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.3

Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and C. Clark Webb (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.4

Employment Agreement, dated as of May 12, 2023, by and among P10 Intermediate Holdings LLC and William F. Souder (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.5*	Amendment No. 1 to Controlled Company Agreement, dated as of May 16, 2023

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: August 14, 2023	By:	/s/ Robert Alpert
Robert Alpert
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: August 14, 2023	By:	/s/ C. Clark Webb
C. Clark Webb
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)