Form 10-Q
period 2023-09-30
P10, Inc.
filed 2023-11-13
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 53,122,612 shares of the registrant's Class A common stock and 63,834,150 shares of the Registrant's Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

		As of
	As of September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$20,041	$20,021
Restricted cash	2,177	9,471
Accounts receivable	19,700	16,551
Notes receivable	4,429	4,231
Due from related parties	52,864	36,538
Investment in unconsolidated subsidiaries	1,585	2,321
Prepaid expenses and other assets	4,779	5,089
Property and equipment, net	3,368	2,878
Right-of-use assets	17,375	15,923
Contingent payments to customers	12,531	13,629
Deferred tax assets, net	39,349	41,275
Intangibles, net	130,522	151,795
Goodwill	506,038	506,638
Total assets	$814,758	$826,360
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$2,107	$2,578
Accrued expenses	13,152	8,052
Accrued compensation and benefits	52,144	18,900
Due to related parties	806	2,157
Other liabilities	1,439	8,715
Contingent consideration	8,201	17,337
Accrued contingent liabilities	14,305	14,305
Deferred revenues	12,419	12,651
Lease liabilities	20,695	18,558
Debt obligations	261,935	289,224
Total liabilities	387,203	392,477
STOCKHOLDERS' EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 45,869,964 issued and 44,932,190 outstanding as of September 30, 2023, and 43,303,040 issued and 42,365,266 outstanding as of December 31, 2022, respectively	45	42
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 71,467,190 shares issued and 71,343,739 shares outstanding as of September 30, 2023, and 73,131,826 shares issued and 73,008,374 shares outstanding as of December 31, 2022, respectively	71	73
Treasury stock	(9,926)	(9,926)
Additional paid-in-capital	628,783	628,828
Accumulated deficit	(231,927)	(225,879)
Noncontrolling interests	40,509	40,745
Total stockholders' equity	427,555	433,883
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$814,758	$826,360

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
REVENUES
Management and advisory fees	$58,078	$49,479	$176,322	$138,957
Other revenue	864	517	2,345	1,058
Total revenues	58,942	49,996	178,667	140,015
OPERATING EXPENSES
Compensation and benefits	42,175	23,984	114,128	60,293
Professional fees	3,357	4,064	10,191	9,416
General, administrative and other	5,315	4,031	15,209	12,393
Contingent consideration expense	80	1,380	550	1,367
Amortization of intangibles	7,319	6,153	21,893	18,487
Strategic alliance expense	313	124	1,118	429
Total operating expenses	58,559	39,736	163,089	102,385
INCOME FROM OPERATIONS	383	10,260	15,578	37,630
OTHER (EXPENSE)/INCOME
Interest expense, net	(5,482)	(2,358)	(16,080)	(5,268)
Other (expense)/income	(1,851)	183	(2,570)	1,303
Total other (expense)	(7,333)	(2,175)	(18,650)	(3,965)
Net (loss)/income before income taxes	(6,950)	8,085	(3,072)	33,665
Income tax expense	(1,800)	(2,468)	(2,807)	(9,102)
NET (LOSS)/INCOME	$(8,750)	$5,617	$(5,879)	24,563

Less: net (loss)/income attributable to noncontrolling interests in P10 Intermediate	$334	$—	$(169)	$—
NET (LOSS)/INCOME ATTRIBUTABLE TO P10	$(8,416)	$5,617	$(6,048)	$24,563

Earnings per share
Basic (loss)/earnings per share	$(0.07)	$0.05	$(0.05)	$0.21
Diluted (loss)/earnings per share	$(0.07)	$0.05	$(0.05)	$0.20
Dividends paid per share	$0.03	$0.03	$0.09	$0.06
Weighted average shares outstanding, basic	116,235	117,210	116,134	117,210
Weighted average shares outstanding, diluted	116,235	121,532	116,134	121,362

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2021	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$—	$395,164
Stock-based compensation	—	—	—	—	—	—	1,515	—	—	1,515
Deferred offering costs	—	—	—	—	—	—	(70)	—	—	(70)
Net income attributable to P10	—	—	—	—	—	—	—	7,792	—	7,792
Exchange of Class B common stock for Class A common stock	1,222	1	(1,220)	(1)	—	—	—	—	—	—
Settlement of stock options	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Balance at March 31, 2022	35,686	$35	81,507	$82	123	$(273)	$639,384	$(247,293)	$—	$391,935
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Net income attributable to P10	—	—	—	—	—	—	—	11,154	—	11,154
Exchange of Class B common stock for Class A common stock	1,622	2	(1,622)	(2)	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	(3,515)	—	—	(3,515)
Balance at June 30, 2022	37,308	$37	79,885	$80	123	$(273)	$638,585	$(236,139)	$—	$402,290
Stock-based compensation	—	—	—	—	—	—	2,790	—	—	2,790
Net income attributable to P10	—	—	—	—	—	—	—	5,617	—	5,617
Exchange of Class B common stock for Class A common stock	3,742	4	(3,742)	(4)	—	—	—	—	—	(0)
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	297	—	—	—	—	—	3,278	—	—	3,278
Exercise of stock options	11	—	—	—	—	—	(72)	—	—	(72)
Stock repurchase	(289)	—	—	—	289	(3,166)	—	—	—	(3,166)
Dividends declared	—	—	—	—	—	—	—	1	—	1
Dividends paid	—	—	—	—	—	—	(3,526)	—	—	(3,526)
Balance at September 30, 2022	41,102	$41	76,143	$76	412	$(3,439)	$641,055	$(230,521)	$—	$407,212

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Stock-based compensation	—	—	—	—	—	—	3,252	—	—	3,252
Net income attributable to P10 and net income attributable to non controlling interests	—	—	—	—	—	—	—	605	164	769
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax)	294	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(122)	(122)
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	$43	72,832	$73	1,061	$(9,926)	$624,706	$(225,274)	$40,787	$430,409
Stock-based compensation	—	—	—	—	—	—	4,162	—	—	4,162
Net income attributable to P10 and net income attributable to non controlling interests	—	—	—	—	—	—	—	1,763	339	2,102
Exchange of Class B common stock for Class A common stock	451	1	(451)	(1)	—	—	—	—	—	—
Exercise of stock options (net of tax)	54	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(149)	(149)
Issuance of restricted stock units	230	—	—	—	—	—	4,285	—	—	4,285
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid	—						(3,774)			(3,774)
Balance at June 30, 2023	43,824	$44	72,381	$72	1,061	$(9,926)	$627,420	$(223,511)	$40,977	$435,076
Stock-based compensation	—	—	—	—	—	—	5,328	—	—	5,328
Net loss attributable to P10 and net loss attributable to non controlling interests	—	—	—	—	—	—	—	(8,416)	(334)	(8,750)
Exchange of Class B common stock for Class A common stock	1,037	1	(1,037)	(1)	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(134)	(134)
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—
Exercise of stock options (net of tax)	38	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding	—	—	—	—	—	—	(185)	—	—	(185)
Dividends paid	—	—	—	—	—	—	(3,780)	—	—	(3,780)
Balance at September 30, 2023	44,932	$45	71,344	$71	1,061	$(9,926)	$628,783	$(231,927)	$40,509	$427,555

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(5,879)	$24,563
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation	18,607	11,498
Depreciation expense	535	336
Amortization of intangibles	21,893	18,487
Amortization of debt issuance costs and debt discount	1,080	643
Loss/(income) from unconsolidated subsidiaries	220	(1,296)
Deferred tax expense	1,926	7,830
Amortization of contingent payment to customers	1,098	—
Remeasurement of contingent consideration	550	1,367
Post close purchase price adjustment	—	11
Change in operating assets and liabilities:
Accounts receivable	(3,149)	(2,552)
Due from related parties	(16,326)	(18,002)
Prepaid expenses and other assets	310	1,093
Right-of-use assets	2,086	2,627
Accounts payable	(471)	1,500
Accrued expenses	5,133	(1,051)
Accrued compensation and benefits	31,664	1,156
Due to related parties	(1,351)	(739)
Other liabilities	(7,276)	(1,206)
Contingent consideration	(3,210)	—
Deferred revenues	(232)	(205)
Lease liabilities	(1,401)	(2,114)
Net cash provided by operating activities	45,807	43,946
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	(20)	—
Draw on notes receivable	(212)	(1,456)
Proceeds from notes receivable	14	7
Proceeds from investments in unconsolidated subsidiaries	516	962
Software capitalization	—	(148)
Purchases of property and equipment	(1,025)	(919)
Net cash used in investing activities	(727)	(1,554)

CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	28,000	—
Repayments on debt obligations	(56,369)	(41,000)
Repurchase of Class A common stock for employee tax withholding	(5,181)	(1,683)
Payments to settle exercise of employee stock options	—	(72)
Repurchase of Class B common stock	(851)	—
Repurchase of Class A common stock	—	(1,485)
Payment of contingent consideration	(6,476)	—
Cash settlement of stock options	—	(12,466)
Dividends paid	(11,031)	(7,041)
Distributions to partners	(446)	—
Debt issuance costs	—	(1,365)
Net cash used in financing activities	(52,354)	(65,112)
Net change in cash, cash equivalents and restricted cash	(7,274)	(22,720)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,492	43,482
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$22,218	$20,762

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,051	$4,622
Net cash paid for income taxes	$1,332	$738

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,538	$890
Additions to lease liabilities	3,538	1,839
Additions to property and equipment	—	949
Additions to contingent consideration	550	—
Dividends declared	—	1

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$20,041	$19,415
Restricted cash	2,177	1,347
Total cash, cash equivalents and restricted cash	$22,218	$20,762

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interests related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interests on the Consolidated Balance Sheets. Noncontrolling interests is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses in accordance with the terms of the P10 Intermediate operating agreement.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023.

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

Generally, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties, or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. A VIE must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE's economic performance and (b) the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2023, and December 31, 2022, cash equivalents include money market funds of $7.8 million and $7.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of September 30, 2023 and December 31, 2022 was primarily cash that is restricted due to certain deposits being held for customers.

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. The Company estimates that accounts receivable is fully collectible based on historical events, current conditions, and reasonable and supportable forecasts; accordingly, no allowance for doubtful accounts has been established as of September 30, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Management fees are collected on a quarterly basis. Certain subsidiaries management fee contracts are collected at the beginning of the quarter, while others are collected in arrears. The management fees reflected in accounts receivable at period end are those that are collected in arrears.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

Notes Receivable

Notes receivable is mostly related to contractual amounts owed from a signed, secured promissory note with BCP Partners Holdings, LP ("BCP"). In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. The Company estimates the notes receivable to be fully collectible based on historical events, current conditions, and reasonable and supportable forecasts; no allowance has been established as of September 30, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

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

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2023, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of September 30, 2023, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Goodwill is reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit and record an impairment charge

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill). The Company performed the annual impairment assessment as of September 30, 2023 noting that no goodwill impairment existed.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of September 30, 2023, contingent consideration recorded relates to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts contingent on employment that has not yet been paid. The acquisition-related earnout contingent on employment is a result of the acquisition of WTI. The sellers and certain employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is through December 31, 2027 with the potential to extend an additional two years. Refer to Note 14 for further information.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Statements of Income to clearly distinguish between our interests and the economic interest of third parties in those entities. Net (loss)/income attributable to P10, as reported in the Consolidated Statements of Income, is presented net of the portion of net (loss)/income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of September 30, 2023 and December 31, 2022, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflects the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenues on the Consolidated Balance Sheets due to the performance obligation not being satisfied at the time of collection.

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

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. Interest income is recognized from interest bearing bank accounts and revenue is recognized as it is earned. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

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

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is calculated by dividing net (loss)/income attributable to common stockholders by the weighted-average number of common shares. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities if the Company is in a net income position. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. See Note 17 for additional information.

When the Company is in a net income position, the denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units. Also included in the diluted EPS denominator are the units of P10 Intermediate owned by the sellers of WTI, assuming the option to exchange the units for shares of Class A common stock of the Company is exercised in full. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

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

Segment Reporting

According to ASC 280, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our chief operating decision makers evaluate financial performance and make decisions regarding the allocation of resources.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

In connection with the acquisition, the Company incurred a total of $3.2 million of acquisition-related expenses. Total acquisition-related expenses were $0 for the three and nine months ended September 30, 2023 and $1.4 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.

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

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company’s build out of its investment product offering. Approximately $87.3 million of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

goodwill is expected to be deductible for tax purposes. To the extent there are payments on EBITDA-related earnouts as discussed in Note 14, those amounts would be amortizable for tax purposes at such time.

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

Pro-forma Financial Information

Prior Year Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of WTI was completed on January 1, 2022:

	For the Nine Months Ended September 30,

	2023	2022

Revenue	$178,667	$166,155
Net (loss)/income attributable to P10	(6,048)	28,289

Pro-forma adjustments include revenue and net (loss)/income of the acquired business for each period. Other pro forma adjustments include intangible amortization expense, interest expense based on debt issued in connection with the acquisition, and compensation expense contingent on EBITDA (as noted in Note 14) as if the acquisition were completed on January 1, 2022.

Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
Management and advisory fees	$58,078	$49,479	$176,322	$138,957
Subscriptions	128	165	385	493
Other revenue	736	352	1,960	565
Total revenues	$58,942	$49,996	$178,667	$140,015

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three and nine months ended September 30, 2023, the strategic

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

alliance expense reported was $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2022, the strategic alliance expense reported was $0.1 million and $0.4 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses. As of September 30, 2023 and December 31, 2022, the associated liability is $0.3 million and $0.2 million, respectively, which is reported in accrued expenses on the Consolidated Balance Sheets.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. In addition, net management fee earnings would increase by the same percentage, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of September 30, 2023. Fund II has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of September 30, 2023 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company's notes receivable consists of an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.4 million was drawn as of September 30, 2023 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of September 30, 2023 and December 31, 2022, the balance was $4.4 million and $4.2 million, respectively. The Company recognized interest income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $553.5 million and $568.0 million as of September 30, 2023 and December 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $377.5 million and $96.3 million as of September 30, 2023 and December 31, 2022, respectively. The increase in VIE liabilities throughout 2023 is mainly attributable to debt obligations moving from P10, Inc. to P10 Intermediate. The assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations, and the liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

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

As of September 30, 2023, investment in unconsolidated subsidiaries totaled $1.6 million, of which $1.4 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses. As of December 31, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $2.1 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of loss in the amount of $0.8 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and recorded its share of income in the amount of $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, ECG made $0 capital contributions and received distributions of $0 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, ECG made $0 capital contributions and received distributions of $0.3 million and $1.0 million, respectively.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2 above. For the three and nine months ended September 30, 2023 and September 30, 2022, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of September 30,	As of December 31,

	2023	2022
Computers and purchased software	$1,451	$631
Furniture and fixtures	1,660	2,201
Leasehold improvements	2,876	2,197
	5,987	5,029
Less: accumulated depreciation	(2,619)	(2,151)
Total property and equipment, net	$3,368	$2,878

Note 10. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2023 are as follows:

Balance at December 31, 2022	$506,638
Purchase price adjustment	(600)
Increase from acquisitions	-
Balance at September 30, 2023	$506,038

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

During the period, there was a revision to the provisional fair value of the WTI tradename as a result of obtaining new information that was not available at acquisition. This revision resulted in a purchase price adjustment. This resulted in a $0.6 million adjustment to goodwill and intangible assets.

Intangibles consists of the following:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,374	$—	$17,374
Technology	30	—	30
Total indefinite-lived intangible assets	17,404	—	17,404
Finite-lived intangible assets:
Trade names	28,240	(5,210)	23,030
Management and advisory contracts	194,666	(105,276)	89,390
Technology	2,381	(1,683)	698
Total finite-lived intangible assets	225,287	(112,169)	113,118
Total intangible assets	$242,691	$(112,169)	$130,522

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	28,251	(3,472)	24,779
Management and advisory contracts	194,066	(85,563)	108,503
Technology	2,374	(1,241)	1,133
Total finite-lived intangible assets	224,691	(90,276)	134,415
Total intangible assets	$242,071	$(90,276)	$151,795

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2023	$7,324
2024	25,605
2025	21,262
2026	16,633
2027	13,304
Thereafter	28,990

Total amortization	$113,118

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

will be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of September 30, 2023, $9.7 million has been paid in total contingent consideration associated with the earnout. It is highly probable that the remainder of the earnout will be acheived. Total remeasurement expense recognized for the three and nine months ended September 30, 2023 was $0.1 million and $0.5 million, respectively. Total remeasurement expense recognized for the three and nine months ended September 30, 2022 was $0.2 million and $0.2 million, respectively. This is included in contingent consideration expense on the Statements of Operations. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. As of September 30, 2023, the estimated fair value of the remaining contingent consideration totaled $8.2 million. Following September 30, 2023, the Company has paid $1.5 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the three and nine months ended September 30, 2023 totaled $0 and $0.1 million, respectively. Total remeasurement expense recognized for the three and nine months ended September 30, 2022, respectively, totaled $1.2 million and $1.2 million, which was included in contingent consideration expense on the Statements of Operations. The entirety of the Hark contingent consideration was paid during the quarter ended September 30, 2023.

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of September 30, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$8,201	$8,201
Total liabilities	$-	$-	$8,201	$8,201

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,337	$17,337
Total liabilities	$-	$-	$17,337	$17,337

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the periods ended September 30, 2023 and December 31, 2022.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Nine Months Ended September 30,
	2023	2022
Balance, beginning of year:	$17,337	$22,963
Additions	-	-
Change in fair value	550	1,367
Settlements	(9,686)	-
Balance, end of period:	$8,201	$24,330

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

Revolver facility	$60,500	$80,900
Debt issuance costs	(2,083)	(2,783)
Revolver facility, net	$58,417	$78,117
Term Loan	$204,531	$212,500
Debt issuance costs	(1,013)	(1,393)
Term loan, net	$203,518	$211,107
Total debt obligations	$261,935	$289,224

	September 30, 2023

	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$84,219	2.10%	4.94%	10/18/2023
Term Loan	120,312	2.10%	5.35%	12/29/2023
Revolver Facility	4,000	2.10%	5.30%	10/13/2023
Revolver Facility	6,000	2.10%	5.33%	10/23/2023
Revolver Facility	16,500	2.10%	5.42%	11/30/2023
Revolver Facility	12,000	2.10%	5.41%	12/14/2023
Revolver Facility	20,000	2.10%	5.39%	12/27/2023
Revolver Facility	2,000	2.10%	5.39%	12/28/2023
Total	$265,031

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of September 30, 2023, P10 was in compliance with its financial covenants required under the facility. As of September 30, 2023, the balance drawn on the revolving credit facility is $60.5 million and on the term loan, the balance is $204.5 million. The balance as of December 31, 2022 was $80.9 million on the revolving credit facility and $212.5 million on the term loan. For the three and nine months ended September 30, 2023, $5.1 million and $15.0 million of interest expense was incurred, respectively. For the three and nine months ended September 30, 2022, $2.1 million and $4.6 million of interest expense was incurred, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

Debt Payable

Future principal maturities of debt as of September 30, 2023 are as follows:

2023	$2,656
2024	10,625
2025	251,750
$265,031

Debt Issuance Costs

Debt issuance costs are offset against the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of September 30, 2023 and December 31, 2022 were $3.1 million and $4.2 million, respectively.

Amortization expense related to debt issuance costs totaled $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. This is reported in interest expense, net on the Consolidated Statements of Operations.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.2 million in rent to 210 Capital, LLC for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2023, the total accounts receivable from the Funds totaled $16.8 million, of which $5.7 million related to reimbursable expenses and $11.1 million related to fees earned but not yet received. As of December 31, 2022, the total accounts receivable from the Funds totaled $16.8 million, of which $6.2 million related to reimbursable expenses and $10.6 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule,which totals $107.5 million over 7 years. This agreement is subject to customary termination provisions. Since inception, $56.7 million of the total $107.5 million advisory fees have been recognized as revenue. Advisory fees earned or recognized under this agreement were $5.3 million and $15.5 million for the three and nine months ended September 30, 2023, respectively, and $5.5 million and $16.6 million for the three and nine months ended September 30, 2022, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company also incurs interest income on the balance outstanding. Revenues from interest were $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and is reported in management and advisory fees on the Consolidated Statement of Operations. As of September 30, 2023 and December 31, 2022, the balance was $44.0 million and $28.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The Company recognized $3.1 million and $9.3 million for the three and nine months ended September 30, 2023, respectively, and $3.3 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the balance was $0.8 million and $2.2 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly), and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $1.6 million and $6.6 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The Co-CEOs of the Company are directors of Crossroads. The Company recognizes an annual fee of $20 thousand of which $5 thousand and $15 thousand has been recognized for the three and nine months ended September 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized no revenue for the three and nine months ended September 30, 2022, respectively.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

The Company leases an insignificant amount of office equipment under a non-cancelable financing lease, with the lease expiring in 2028. The finance lease right-of-use asset is included in Right-of-use assets and the finance lease liability is included in Lease Liabilities in the Consolidated Balance Sheet. Amortization and Interest expense for the finance leased equipment is included in General,administrative and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of September 30, 2023:

Operating lease right-of-use assets	$17,319
Operating lease liabilities	$20,638
Cash paid for operating lease liabilities	$2,658
Weighted-average remaining lease term (in years)	7.02
Weighted-average discount rate	4.37%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

The future contractual lease payments as of September 30, 2023 are as follows:

2023	958
2024	3,959
2025	3,211
2026	2,917
2027	2,870
Thereafter	10,293
Total undiscounted lease payments	24,208
Less imputed interest	(3,570)
Total operating lease liabilities	$20,638

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payment will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of September 30, 2023, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the three and nine months ended September 30, 2023, $6.0 million and $17.9 million, respectively, was recognized and for the three and nine months ended September 30, 2022, $0 and $0 was recognized, respectively. As of September 30, 2023 and December 31, 2022, the balance was $23.1 million and $5.2 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and nine months ended September 30, 2023, $0.5 million and $1.5 million, respectively, of expense was recognized and for the three and nine months ended September 30, 2022, no expense was recognized. Recognized expense is included in compensation and benefits on the Consolidated Statement of Operations. As of September 30, 2023 and December 31, 2022, the balance was $1.9 million and $0.4 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement that exists between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the revenue share agreement. As of September 30, 2023, the Company has determined that the put options are probable and have accrued estimated contingent liabilities and contingent payments to customers. As of September 30, 2023 and December 31, 2022, the balance was $14.3 million and $14.3 million, respectively, and is included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers asset balance was $12.5 million and $13.6 million as of September 30, 2023 and December 31, 2022, respectively. The Company recognized $0.4 million and $1.1 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2023, respectively, and $0 and $0 of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

amortization of contingent payments to customers for the three and nine months ended September 30, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Executive Transition Agreement

As described in Note 18, subsequent to the end of the quarter, the Company's Co-CEOs transitioned into Board of Directors roles and were succeeded by a newly hired CEO. Associated with their transition, the Co-CEOs received severance payments and accelerated bonus payments. For the three and nine months ended September 30, 2023, the Company recognized $4.9 million of expense related to the executive transition agreement which is included in compensation and benefits in the Consolidated Statement of Operations.

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

In 2021, the Civil Enforcement Division of the Oregon Department of Justice (Oregon DOJ) initiated an investigation of certain transactions involving the Oregon Low Income Community Jobs Initiative, also known as the Oregon New Markets Tax Credit (NMTC) program, to which a subsidiary of Enhanced Capital, among others, was a party. The Oregon DOJ contends that the subsidiary of Enhanced Capital omitted from the NMTC application information regarding the application of leveraged financing in the transaction and the sources and uses of funds in the proposed transactions. No formal claims have been filed by the Oregon DOJ. The Company continues to assert that it followed all program requirements and met all disclosure obligations. The subsidiary of Enhanced Capital completed non-binding mediation in July 2023 and a settlement has been negotiated which is pending Board and Oregon DOJ approval. The Company has agreed with the insurance carrier to contribute $1.5 million toward the settlement amount and is exploring additional recoveries. Based on our assessment of the current stage of this investigation and settlement, our financial results for the three and nine months ended September 30, 2023, includes an accrual of the settlement amount of $2.6 million and $3.6 million, respectively, related thereto in accrued expenses on the Consolidated Balance Sheets and other (expense)/income on the Consolidated Statements of Operation. Additionally, following an executed insurance recovery agreement, the Company has recorded a receivable of $1.5 million associated with the insurance recovery in accounts receivable on the Consolidated Balance Sheets and other (expense)/income on the Consolidated Statements of Operation. At this time, we do not believe any outcome in this investigation will have a material adverse effect on our business, operating results, or financial position.

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

Based on these methodologies, the Company’s effective income tax rate was (25.90%) and (91.32%) for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to 162(m) limitation, state and local taxes, and a discrete period recognition of shortfall tax adjustments related to options exercised year-to-date. The Company's effective income tax rate for the three and nine months ended September 30, 2022 was 25.77% and 25.90%, respectively. The effective tax rate differs from the federal statutory rate of 21% due primarily to state and local income taxes.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2023, the Company has recorded a $12.8 million

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the period.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares, resulting in a total of 18,300,000 shares available for grant under the Plan and the 2018 Plan. As of September 30, 2023, there are 4,016,477 shares available for grant.

A summary of stock option activity for the period ended September 30, 2023 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Granted	3,307,974	10.18
Exercised	(721,222)	1.97
Settled	—	—
Expired/Forfeited	(990,970)	10.22
Outstanding as of September 30, 2023	12,208,013	$8.11	7.96	$44,851,840
Exercisable as of September 30, 2023	843,545	$2.88	4.91	$7,396,972

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. The stock-based compensation expense for stock options was $1.9 million and $5.3 million for the three and nine months ended September 30, 2023,

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

respectively, and $0.1 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2023 was $7.8 million and is expected to be recognized over a weighted average period of 3.18 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	38.33%	35.40%
Risk-free interest rate	4.09%	1.98%
Expected dividend yield	1.20%	0.00%

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2022	33,346	$12.37
Granted	32,722	11.46
Vested	(33,346)	12.37
Forfeited	—	—
Outstanding as of September 30, 2023	32,722	$11.46

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date excluding the restricted stock units at Hark and Bonaccord which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate a value of $17.5 million of units may vest at each future achievement of performance metrics. As of September 30, 2023, certain performance metrics have been met and specific employees have earned $7.8 million in value of which $6.6 million was issued in shares and $1.2 million was issued in cash. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. Future vested tranches will be settled in cash. An expense of $0.4 million and $5.6 million has been recorded for the three and nine months ended September 30, 2023, respectively, and $3.9 million for the three and nine months ended September 30, 2022 on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $4.9 million as of September 30, 2023.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of September 30, 2023, all Hark Units have vested and been issued. An expense of $0 and $0.3 million has been recorded for the three and nine months ended September 30, 2023, respectively, and $0.6 million for the three and nine months ended September 30, 2022 on the Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

The below table does not include Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2022	508,135	$11.34
Granted	1,273,209	10.01
Vested	(875,001)	11.43
Forfeited	—	—
Outstanding as of September 30, 2023	906,343	$10.01

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net (loss)/income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and nine months ended September 30, 2023, diluted EPS reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
Numerator:
Numerator for basic calculation—Net (loss)/income
Numerator for basic calculation—Net (loss)/income attributable to P10	$(8,416)	$5,617	$(6,048)	$24,563
Adjustment for:
Net (loss)/income attributable to noncontrolling interests in P10 Intermediate	(334)	-	169	-
Numerator for (loss)/earnings per share
Numerator for (loss)/earnings per share assuming dilution	$(8,750)	$5,617	$(5,879)	$24,563
Denominator:
Denominator for basic calculation—Weighted- average shares	116,235	117,210	116,134	117,210
Weighted shares assumed upon exercise of partnership units	-	-	-	-
Weighted shares assumed upon exercise of stock options	-	4,322	-	4,152
Denominator for (loss)/earnings per share assuming dilution	116,235	121,532	116,134	121,362
(Loss)/earnings per share—basic	$(0.07)	$0.05	$(0.05)	$0.21
(Loss)/earnings per share—diluted	$(0.07)	$0.05	$(0.05)	$0.20

If the Company was in a net income position, the computations of diluted earnings per share on a weighted average basis would exclude 1.8 million and 3.2 million options for the three and nine months ended September 30, 2023, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 1.0 million and 1.0 million options for the three and nine months ended September 30, 2022, respectively, because the options were anti-dilutive.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

Note 18. Subsequent Events

The Board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer (“CEO”) of the Company, effective as of October 23, 2023. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the “Employment Agreement”) setting forth the terms of his employment and compensation. The initial term of the Employment Agreement is for a five-year period and will automatically renew for additional one-year periods unless either party delivers written notice of non-renewal at least 90 days prior to the expiration of the then-current term. Pursuant to the Employment Agreement, Mr. Sarsfield will be entitled to receive: (i) an annual base salary of $1 million; (ii) a target annual cash bonus of $1.5 million based on certain performance criteria and benchmarks to be set each year by the Board or the Compensation Committee thereof; (iii) a target annual incentive bonus of $5 million based on certain performance criteria and benchmarks to be set each year by the Board or the Compensation Committee thereof, of which (a) 70% will be awarded in the form of carried interest in certain investment vehicles controlled by the Company, (b) 20% will be awarded in the form of restricted stock units granted under the Company’s 2021 Incentive Plan (the “Plan”), and (c) 10% will be awarded in the form of stock options granted under the Plan; (iv) an initial signing bonus of $1 million, which the Company intends to pay in the form of fully vested shares of common stock under the Plan in lieu of cash; (v) an initial grant of restricted stock units with an aggregate value of $6 million, which will vest ratably over the first three anniversaries of the Effective Date; (vi) reimbursement of up to $85,000 for legal expenses incurred in connection with the negotiation of the Employment Agreement; and (vii) reimbursements for reasonable out-of-pocket expenses during the term of employment. In addition, Mr. Sarsfield will be entitled to receive up to $40 million in the aggregate of additional grants of restricted stock units, comprised of up to five grants of $8 million each, upon achieving certain stock price performance hurdles. The Employment Agreement also provides that if the Company terminates the employment of Mr. Sarsfield without cause, or if Mr. Sarsfield resigns for good reason, then Mr. Sarsfield will be entitled to receive, in addition to any accrued and unpaid benefits: (i) a lump sum payment equal to one and one half (1.5) times his then-current base salary; (ii) a lump sum payment equal to one and one half (1.5) times his then-current annual cash bonus; and (iii) immediate vesting of any and all outstanding equity awards and all carried interests in certain investment vehicles controlled by the Company. The foregoing severance payments would be conditioned upon Mr. Sarsfield’s execution, non-revocation and delivery of a general release of the Company and its affiliates.

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a “Transition Agreement”). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Each Transition Agreement provides for certain transition and severance related payments. Pursuant to his Transition Agreement, Mr. Alpert will be entitled to receive a salary of $0.1 million and a transition award having an aggregate gross value of $0.1 million in the form of restricted stock units, which will vest on the first anniversary. Pursuant to his Transition Agreement, Mr. Webb will be entitled to receive a salary of $0.1 million and a transition award having an aggregate gross value of $4 million in the form of restricted stock units, which will be granted in four equal quarterly installments with the first grant occurring on the effective date, and each grant will vest on the first anniversary of the applicable grant date. The Transition Agreements may be terminated by either party upon 90 days’ prior written notice. Upon any such termination effective prior to the first anniversary, such executive will be entitled to receive: (i) the accrued and unpaid portion of the transition salary; and (ii) accelerated vesting of a portion of the transition restricted stock units, prorated based on the number of days employed during the transition period. In addition, the Transition Agreements each provide that the cessation of their respective roles as Co-Chief Executive Officer was without cause under their existing amended and restated employment agreements with the Company, each dated May 12, 2023 (each, an “Existing Employment Agreement”). Accordingly, Mr. Alpert and Mr. Webb will receive the following severance payments and benefits in accordance with their respective Transition Agreements: (i) a cash transition severance payment of $1.2 million; (ii) a severance payment having an aggregate gross value of $5.65 million, which is the equivalent of the remaining base salary and bonus under their respective Existing Employment Agreements, which payment shall consist of: (a) a cash payment of $1.6 million; (b) an award of $3.4 million, which the Company intends pay in the form of fully vested shares of common stock under the Plan in lieu of cash and (c) an award of stock options having an aggregate value of $650,000, which are fully vested and; and (iii) all unvested options, restricted stock units or other equity awards issued to such executive under the Plan and carried interests in certain investment vehicles controlled by the Company became fully vested and immediately exercisable.

On October 13, 2023, the Company extended notes to certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provide $1.0 million cash to certain employees and is collateralized by employees' privately owned shares of the Company. The term of the notes is five years, expiring on October 13, 2028. The notes will accrue interest at SOFR plus 2.10% and is payable annually in arrears.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except share and per share amounts)

The Board of Directors of the Company has declared a quarterly cash dividend of $0.0325 per share of Class A and Class B common stock, payable on December 20, 2023, to the holders of record as of the close of business on November 30, 2023.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after September 30, 2023, the Consolidated Balance Sheet date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of September 30, 2023, $21.1 million has been used to buy back shares under this program.

As of September 30, 2023, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 300+ fund managers, 750+ private market funds and 2,000+ portfolio companies. We have 55 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 4,900 investment firms, 9,800 funds, 44,000 individual transactions, 29,000 private companies and 276,000 financial metrics. As of September 30, 2023, PES managed $12.0 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 13 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,800+ investors, 80+ fund managers, 81 direct investments, 340+ private market funds and 12,000+ portfolio companies. We have 19 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2023, VCS managed $6.0 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 110 investors. We currently have 34 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through September 30, 2023, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $5.8 billion. Of the total AUM, impact assets represent $3.6 billion invested in over 1,000 projects and businesses across 39 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in solar assets have generated over 1.6 billion KWh of renewable energy from inception to December 31, 2022. As of September 30, 2023, IIS managed $2.0 billion of FPAUM.
•
Private Credit Solutions (PCS).Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 40 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 690 credit opportunities annually. We currently maintain 50+ active sponsor relationships and have 45+ platform investments. As of September 30, 2023, PCS managed approximately $2.7 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.2 billion of our FPAUM as of September 30, 2023.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $8.0 billion of our FPAUM as of September 30, 2023.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.5 billion of our FPAUM as of September 30, 2023.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision makers evaluate financial performance and make decisions regarding the allocation of resources.

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
•
Increasing regulatory requirements and political uncertainty. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities. The SEC recently adopted new rules and rule amendments to enhance the regulation of private fund advisers and update the existing compliance rule that applies to all investment advisers. Compliance with these new rules are expected to increase our compliance costs and further restrict certain business activities. In addition, the SEC recently adopted significant new compliance requirements for investment advisers related to cybersecurity matters that are expected to increase compliance costs. There is additional uncertainty around potential legal, regulatory, and tax changes, which may impact our profitability or impact our ability to operate and grow our business.
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

General, administrative and other includes rent, travel and entertainment, technology, insurance and other general costs associated with operating our business.

Strategic alliance expense is included in operating expenses. This expense is driven by the SAA that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings at the time of acquisition.

Other Income (Expense)

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income/(expense) includes the accrued expenses related to litigation and regulatory activity as discussed in Note 14.

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

Results of Operations

For the three and nine months ended September 30, 2023 and September 30, 2022.

	For the three months ended September 30,				For the nine months ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$58,078	$49,479	$8,599	17%	$176,322	$138,957	$37,365	27%
Other revenue	864	517	347	67%	2,345	1,058	1,287	122%
Total revenues	58,942	49,996	8,946	18%	178,667	140,015	38,652	28%
OPERATING EXPENSES
Compensation and benefits	42,175	23,984	18,191	76%	114,128	60,293	53,835	89%
Professional fees	3,357	4,064	(707)	(17)%	10,191	9,416	775	8%
General, administrative and other	5,315	4,031	1,284	32%	15,209	12,393	2,816	23%
Contingent consideration expense	80	1,380	(1,300)	(94)%	550	1,367	(817)	(60)%
Amortization of intangibles	7,319	6,153	1,166	19%	21,893	18,487	3,406	18%
Strategic alliance expense	313	124	189	152%	1,118	429	689	161%
Total operating expenses	58,559	39,736	18,823	47%	163,089	102,385	60,704	59%

INCOME FROM OPERATIONS	383	10,260	(9,877)	(96)%	15,578	37,630	(22,052)	(59)%

OTHER (EXPENSE)/INCOME

Interest expense, net	(5,482)	(2,358)	(3,124)	132%	(16,080)	(5,268)	(10,812)	205%
Other (expense)/income	(1,851)	183	(2,034)	(1,111)%	(2,570)	1,303	(3,873)	(297)%
Total other (expense)	(7,333)	(2,175)	(5,158)	237%	(18,650)	(3,965)	(14,685)	370%
Net (loss)/income before income taxes	(6,950)	8,085	(15,035)	(186)%	(3,072)	33,665	(36,737)	(109)%
Income tax (expense)	(1,800)	(2,468)	668	(27)%	(2,807)	(9,102)	6,295	(69)%
NET (LOSS)/INCOME	$(8,750)	$5,617	$(14,367)	(256)%	$(5,879)	$24,563	$(30,442)	(124)%

Revenues

Three Months Ended September 30, 2023 and September 30, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended September 30, 2023 and September 30, 2022. For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, revenues increased by $8.9 million or 18% due to higher management fees from the impact of inorganic growth of $6.6 million driven by the acquisition of WTI and $2.5 million of organic growth across Bonaccord and Truebridge.

Management and advisory fees increased by $8.6 million, or 17%, to $58.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to inorganic growth from the acquisition of WTI which brought $6.6 million of revenue in the third quarter of 2023 and organic FPAUM growth at Bonaccord and TrueBridge of $2.5 million. Catch-up fees for the three months ended September 30, 2023 were $2.0 million associated with the fund closings at Bonaccord and TrueBridge.

Other revenues, which represent ancillary elements of our business, increased by $0.3 million or 67% to $0.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 driven by an increase of $0.3 million of interest income in other revenue.

Nine Months Ended September 30, 2023 and September 30, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the nine months ended September 30, 2023 and September 30, 2022. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, revenues increased by $38.7 million or 28% due to higher management fees from the impact of inorganic growth of $20.7 million driven by the acquisition of WTI and $18.0 million of organic growth across Bonaccord, RCP, and Truebridge.

Management and advisory fees increased by $37.4 million, or 27%, to $176.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to inorganic growth from the acquisition of WTI which brought $20.6 million of revenue in 2023 and organic FPAUM growth at Bonaccord, RCP, and TrueBridge of $16.7 million. Catch-up fees for the nine months ended September 30, 2023 were $9.9 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues, which represent ancillary elements of our business, increased by $1.3 million or 122% to $2.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 driven by an increase of $1.3 million of interest income in other revenue.

	For the three months ended September 30,				For the nine months ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$42,175	$23,984	$18,191	76%	$114,128	$60,293	$53,835	89%
Professional fees	3,357	4,064	$(707)	(17)%	10,191	9,416	775	8%
General, administrative, and other	5,315	4,031	$1,284	32%	15,209	12,393	2,816	23%
Contingent consideration expense	80	1,380	$(1,300)	(94)%	550	1,367	(817)	(60)%
Amortization of intangibles	7,319	6,153	$1,166	19%	21,893	18,487	3,406	18%
Strategic alliance expense	313	124	$189	152%	1,118	429	689	161%
Total operating expenses	$58,559	$39,736	$18,823	47%	$163,089	$102,385	$60,704	59%

Operating Expenses

For the Three Months Ended September 30, 2023 and September 30, 2022

Total operating expenses increased by $18.8 million, or 47%, to $58.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to increases in compensation and benefits.

Compensation and benefits expense increased by $18.2 million, or 76%, to $42.2 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The acquisition of WTI added $2.9 million of compensation expense in 2023. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the Notes to the Consolidated Financial Statements contributed $6.5 million. An additional $4.4 million of the increase in compensation and benefits expense is attributable to management compensation as a result of amended employment agreements executed during the second quarter of 2023. The compensation expense associated with the CEO transition attributed to $4.9 million of the increase in compensation and benefits expense. The $4.9 million of Co-CEO succession compensation consists of $2.8 million of severance compensation and $2.1 million of accelerated expense associated with bonus payments. These expenses are further discussed in Note 14. Finally, there was a reduction in expense of $0.5 million related to forfeitures of stock options associated with employees who have left the Company prior to vesting.

Professional fees decreased by $0.7 million, or 17%, to $3.4 million. The primary source of the decline in professional fees from the three months ended September 30, 2022 to the three months ended September 30, 2023 is the non-recurring cost of the acquisition of WTI in 2022.

General, administrative and other increased by $1.3 million, or 32%, to $5.3 million, due primarily to the acquisition of WTI during the fourth quarter of 2022.

Contingent consideration expense decreased by $1.3 million, to $0.1 million, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was driven by remeasurement of contingent consideration payable in connection with the acquisition of Hark and Bonaccord The decrease was driven primarily by Hark, which has been fully accrued and paid out as of September 30, 2023. During the three months ended September 30, 2022, the Company recognized a higher expense as a result of changing conditions in the market, as informed by management at Hark at the time of remeasurement, which made it more probable that the contingent consideration would be paid.

Amortization of intangibles increased by $1.2 million, or 19%, to $7.3 million, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This is due to the acquisition of WTI.

For the Nine Months Ended September 30, 2023 and September 30, 2022

Total operating expenses increased by $60.7 million, or 59%, to $163.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to increases in compensation and benefits as well as amortization expense, general, administrative and other expense, and professional fees.

Compensation and benefits expense increased by $53.8 million, or 89%, to $114.1 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was driven by a number of factors. The acquisition of WTI added $8.9 million of compensation expense in 2023. There was an increase in stock compensation of $6.0 million of the increase, of which $2.0 million relates to acquisition activity. Management compensation contributed to the increase in stock compensation by $6.7 million as a result of amended employment agreements executed during the second quarter of 2023. The compensation expense associated with the CEO transition attributed to $4.9 million of the increase in compensation and benefits expense. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the footnotes to the consolidated financial statements contributed $19.4 million. There was $1.3 million of compensation expense incurred associated with a performance-related bonus. Finally, $6.6 million of the increase was driven by an increase in headcount and associated benefits across all subsidiaries.

Professional fees increased by $0.8 million, or 8%, to $10.2 million. The primary driver for the increase in professional fees for the nine months ended September 30, 2023 from 2022 is the acquisition of WTI and legal expenses related to the Oregon matter discussed in Note 14 to the Consolidated Financial Statements.

General, administrative and other increased by $2.8 million, or 23%, to $15.2 million, due primarily to the acquisition of WTI as well as additional placement agent fees associated with increased revenues.

Contingent consideration expense decreased by $0.8 million, to $0.6 million, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was driven by remeasurement of contingent consideration payable in connection with the acquisitions of Hark and Bonaccord.

Amortization of intangibles increased by $3.4 million, or 18%, to $21.9 million, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This is due to the acquisition of WTI and offset by declines at ECG and RCP. The decline at ECG is driven by unique syndicate contracts' amortization schedule, which is based on projected revenue at the time of acquisition. The decline at RCP is driven by asset management fee contracts' amortization base, which is based on projected revenue at the time of acquisition and the projected revenues started slowing down in 2022.

Other Income (Expense)

For the Three Months Ended September 30, 2023 and September 30, 2022

Other expenses increased by $5.2 million, or 237%, to $7.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was driven by a rise in interest expense of $3.1 million. The increase in interest expense correlates to the increase in the principal balance outstanding of our Revolving Credit Facility and Term Loan of $90.3 million from the third quarter of 2022 to the third quarter of 2023 as well as rising interest rates. The increase in principal balances primarily relates to the acquisition of WTI. The remainder of the increase in other expenses is driven by the contingent loss accrual discussed in Note 14 to the Consolidated Financial Statements.

For the Nine Months Ended September 30, 2023 and September 30, 2022

Other expenses increased by $14.7 million, or 370%, to $18.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was driven by a rise in interest expense of $10.8 million. The increase in interest expense correlates to the increase in the principal balance outstanding of our Revolving Credit Facility and Term Loan of $90.3 million from the first nine months of 2022 to the first nine months of 2023 as well as rising interest rates. The increase in principal balances primarily relates to the acquisition of WTI. The remainder of the increase in other expenses is driven by the contingent loss accrual discussed in Note 14 to the Consolidated Financial Statements.

Income Tax Expense/Benefit

For the Three Months Ended September 30, 2023 and September 30, 2022

Income tax expense decreased by $0.7 million to $1.8 million for the three months ended September 30, 2023 compared to an expense of $2.5 million for the three months ended September 30, 2022. The decrease was due to lower taxable income during the period.

For the Nine Months Ended September 30, 2023 and September 30, 2022

Income tax expense decreased by $6.3 million to $2.8 million for the nine months ended September 30, 2023 compared to an expense of $9.1 million for the nine months ended September 30, 2022. The decrease was due to lower taxable income during the period.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on a pro forma basis as if WTI was acquired on January 1, 2022.

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,

	2023	2022	2023	2022
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$22,165	$20,178	$21,206	$19,031
Add:
Acquisitions	—	—	—	—
Capital raised (1)	536	696	2,257	2,136
Capital deployed (2)	163	179	624	731
Net Asset Value Change (3)	(70)	(22)	(117)	(152)
Less:
Scheduled fee base stepdowns	(37)	(361)	(321)	(492)
Expiration of fee period	(61)	(19)	(953)	(603)
Balance, End of period	$22,696	$20,651	$22,696	$20,651

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,

	2023	2022	2023	2022
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$22,165	$18,453	$21,206	$17,263
Add:
Acquisitions	—	—	—	—
Capital raised (1)	536	696	2,257	2,136
Capital deployed (2)	163	179	624	614
Net Asset Value Change (3)	(70)	—	(117)	8
Less:
Scheduled fee base stepdowns	(37)	(353)	(321)	(462)
Expiration of fee period	(61)	(19)	(953)	(603)
Balance, End of period	$22,696	$18,956	$22,696	$18,956

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of September 30, 2023

FPAUM increased by $0.5 billion or 2.4% to $22.7 billion on a pro forma basis and actual basis for the three months ended September 30, 2023, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by net asset value change, stepdowns, and expirations. FPAUM increased by $1.5 billion, or 7.0%, to $22.7 billion on a pro forma basis and actual basis for the nine months ended September 30, 2023, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by stepdowns and expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

In order to compute Adjusted EBITDA, we adjust our GAAP net (loss)/income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
The cost of financing our business;
•
One-time expenses related to restructuring of the management team including signing bonus, severance, and placement/search fees;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;and
•
The effects of income taxes.

The cash income taxes paid during the periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net (loss)/income	$(8,750)	$5,617	$(5,879)	$24,563
Adjustments:
Depreciation & amortization	7,900	6,284	23,526	18,824
Interest expense, net	5,482	2,358	16,080	5,268
Income tax expense	1,799	2,468	2,806	9,102
Non-recurring expenses	5,493	3,779	10,668	6,717
Non-cash stock based compensation	7,871	2,771	16,269	7,003
Non-cash stock based compensation - acquisitions	1,122	4,495	7,895	4,495
Non-cash stock based compensation - CEO transition	2,106	—	2,106	—
Earn out related compensation	6,607	—	19,394	—

Adjusted EBITDA	29,630	27,772	92,865	75,972
Less:
Cash interest expense	(5,048)	(2,332)	(15,051)	(4,622)
Cash income taxes, net of taxes related to acquisitions	(245)	(310)	(1,332)	(738)
Adjusted Net Income	$24,337	$25,130	$76,482	$70,612

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$22,218	$29,492	$(7,274)	(25)%
Goodwill and other intangibles	636,560	658,433	(21,873)	(3)%
Total assets	814,758	826,360	(11,602)	(1)%
Accrued compensation and benefits	52,144	18,900	33,244	176%
Debt obligations	261,935	289,224	(27,289)	(9)%
Stockholders’ equity	$427,555	$433,883	$(6,328)	(1)%

There was a decrease in cash and cash equivalents of $7.3 million from December 31, 2022 to $22.2 million as of September 30, 2023 primarily due to timing of debt facility interest periods and associated repayments. There was a decrease in goodwill and intangible assets of $21.8 million due to amortization of intangibles during the nine months ended

September 30, 2023. Remaining total assets increased in the same period by $19.0 million. The increase is driven by an increase in accounts receivable from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC and Crossroads. Accrued compensation and benefits increased $33.2 million to $52.1 million during the nine months ended September 30, 2023, $25.3 million of this increase was driven by the WTI earnout and bonus payment discussed in Note 14 and the Hark and Bonaccord RSUs discussed in Note 16. Debt obligations declined by $27.3 million as a result of payments on the revolver and term loan balances during the period.

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

As of September 30, 2023, the Term Loan with a balance of $204.5 million is incurring interest at a weighted average SOFR rate of 7.28%. As of September 30, 2023, the Revolver Facility is split into six tranches. The total principal outstanding is $60.5 million and the average SOFR rate amongst the tranches is 7.49%. The tranches are all incurring interest at a set rate for one, three, or six month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 for further details provided on the tranches and associated interest periods.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of September 30, 2023, P10 was in compliance with its financial covenants required under the facility. The Company has incurred $16.1 million in interest expense for the nine months ended September 30, 2023.

Cash Flows

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table reflects our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,

	2023	2022	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$45,807	$43,946	$1,861	4%
Net cash (used in) investing activities	(727)	(1,554)	827	(53)%
Net cash (used in) financing activities	(52,354)	(65,112)	12,759	(20)%

Increase (decrease) in cash and cash equivalents and restricted cash	$(7,274)	$(22,720)	$15,448	(68)%

Operating Activities

Nine Months Ended September 30, 2023 and September 30, 2022

Cash from operating activities increased by $1.9 million, or 4%, to $45.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The components of this net increase primarily consisted of the following changes in operating assets and liabilities:

•
An increase in revenues of $38.7 million associated with the acquisition of WTI as well as additional fund closings which is offset by an increase of $16.1 million in the current year of accounts receivable that has not been received as of September 30, 2023 related to the Advisory Agreement at Enhanced compared to the first three quarters of 2022;
•
An increase in cash used for interest payments of $10.5 million;
•
An increase of restricted cash used of $7.3 million related to operations of Enhanced projects; and
•
An increase of cash used for bonus payments of $1 million.

Investing activities

Nine Months Ended September 30, 2023 and September 30, 2022

The cash used in investing activities decreased by $0.8 million, or 53%, to $0.7 million, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease in cash used was primarily driven by fewer draws on the notes receivable in 2023 than in 2022.

Financing Activities

Nine Months Ended September 30, 2023 and September 30, 2022

We recorded a net $52.4 million for the nine months ended September 30, 2023 for cash used in financing activities, as compared to cash used in financing activities of $65.1 million for the nine months ended September 30, 2022. The change is attributed to timing differences of revolver tranche interest periods subject to repayment aligned with cash availability and payments of contingent consideration as well as tax witholdings on employee stock options that are settled on a net of tax basis.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2023:

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Operating lease obligations (1)	$24,208	$958	$3,959	$3,211	$2,917	$2,870	$10,293
Debt obligations (2)	265,031	2,656	10,625	251,750	—	—	—
Total	$289,239	$3,614	$14,584	$254,961	$2,917	$2,870	$10,293

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

Interest Rate Risk

As of September 30, 2023, we had $204.5 million of outstanding principal in Term Loan under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On September 30, 2023, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.0 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	—	—	—	$18,936,024
August 1 - 31, 2023	—	—	—	$18,936,024
September 1 - 30, 2023	—	—	—	$18,936,024
Total	—	—	—

(1) On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization, not to exceed $20 million (the "Stock Repurchase Program"). Upon completion of purchases under the prior authorization, on December 27, 2022, we announced that our Board of Directors authorized an additional $20 million for repurchases under the Stock Repurchase Program. The authorization provides us the flexibility to repurchase shares in the open market, in block trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The Stock Repurchase Program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

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

4.1

Rights Agreement, dated as of October 20, 2021, by and among the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.2

First Amendment to Rights Agreement, dated as of September 15, 2023, by and between P10, Inc and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 19, 2023)

10.1*	Employment Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and Luke A. Sarsfield III.

10.2*	Executive Transition Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and Robert Alpert.

10.3*	Executive Transition Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and C. Clark Webb.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: November 13, 2023	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Robert Alpert
Robert Alpert
Executive Chairman and Chairman of the Board of Directors

Date: November 13, 2023	By:	/s/ C. Clark Webb
C. Clark Webb
Executive Vice Chairman and Director

Date: November 13, 2023	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)