Form 10-K
period 2023-12-31
P10, Inc.
filed 2024-03-13
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $495.2 million, based on the closing price of $11.30 as reported by the NYSE Stock Market.

As of March 6, 2024, there were 57,434,525 shares of the Registrant's Class A common stock and 58,442,610 shares of the Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our principal operating brands are RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP3”, and collectively with RCP 2, “RCP Advisors”), TrueBridge Capital Partners LLC (“TrueBridge”), Five Points Capital, Inc. (“Five Points”), Reynolda Equity Partners ("Reynolda"), Enhanced Capital Group, LLC (“ECG” or “Enhanced”), Bonaccord Capital Advisors LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), P10 Advisors, LLC (“P10 Advisors”), and Westech Investment Advisors LLC (“WTI”).

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

•
Our revenue in any given period is dependent on the number of fee-paying clients in such period.
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
•
We intend to expand our business and may enter into new lines of business or geographic markets which may result in additional risks and uncertainties in our business.
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

•
Our specialized investment vehicles may make undiversified investments and investments in companies that we do not control. These investments may rank junior to investments made by other investors.
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
•
We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards or the Internal Revenue Service ("IRS") could challenge our use of the NOL.
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
•
Volatile market, political and economic conditions can adversely affect our business and investments made by our specialized investment vehicles and advisory accounts.
•
A change of control of our company could result in an assignment of our investment advisory agreements.
•
If we were deemed an “investment company” under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated.
•
The protective provision contained in our Amended and Restated Certificate of Incorporation may have unintended negative effects and the anti-takeover provisions in our charter documents and under Delaware law may limit our stockholders' ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers, other employees, or agents.
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

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements. We have an attractive business model that is underpinned by highly recurring, diversified management and advisory fee revenues, and strong free cash flow. The nature of our solutions and the integral role that our solutions play in our investors’ investment decisions have translated into high revenue visibility and investor retention. As of December 31, 2023, we had FPAUM of $23.3 billion.

We are differentiated by the scale, depth, diversity and investment performance of our solutions, which are bolstered by the investment expertise of our investment team, our long-standing access to leading fund managers, our robust and constantly expanding data capabilities and our disciplined investment process. We market our solutions under well-established brands within the specialized markets in which we operate. These include RCP Advisors, Bonaccord Capital, and P10 Advisors, our Private Equity solutions; TrueBridge, our Venture Capital solution; Enhanced, our Impact Investing solution; and Five Points, Hark Capital, and WTI, our Private Credit solutions (which Five Points also offers certain private equity solutions). We believe adding new asset class solutions will foster deeper manager relationships, enabling managers and portfolio companies alike to benefit from our offering and expect to expand within other asset classes and geographies through additional acquisitions and future planned organic growth by providing additional specialized investment vehicles within our existing investment asset class solutions. As of the date of this filing, we are pursuing additional acquisitions and are in discussions with certain target companies, however the Company does not currently have any agreements or commitments with respect to any acquisitions. Refer to “—Our Growth Strategy” for additional information.

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

Private Markets Ecosystem

Premier private markets solutions provider

P10 is a specialized private markets solutions provider. As LPs entrust us with capital, we strengthen our relationships with high performing, difficult-to-access fund managers. These relationships drive additional investment opportunities, source more data, enable portfolio optimization, enhance returns, and in turn, attract new LPs. Our position within the private markets ecosystem is reinforced by our synergistic multi-asset class solutions, extracting sourcing opportunities from our vast network of GPs and portfolio companies.

Limited Partners (LPs)

- Public Pensions
- Family Offices
- High Net Worth
- Wealth Managers
- Endowments & Foundations
- Corporate Pensions
- Financial Institutions
- Sovereign Wealth Funds

Private Equity Solutions
Venture Capital Solutions
Private Credit Solutions
Impact Solutions
RCP Advisors
TrueBridge
Enhanced Capital
Bonaccord Capital Partners
HARK CAPITAL
Five Points CAPITAL
WTI

Primary Solutions
Direct & Co-Investments
Secondary Investments
GP

Global LP base of 3,600+ Institutional and HNW Investors.

Proprietary database and analytics platform supported by 108 seasoned professionals.

Unified private markets solutions network of 270+ GPs driving sourcing.

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

As of December 31, 2023, we had 252 employees, including 108 investment professionals across 11 offices located in 9 states. Over 100 of our employees have an equity interest in P10, collectively owning approximately 54% of the Company on a fully-diluted basis as of December 31, 2023.

We managed $23.3 billion in FPAUM from which we earn management and advisory fees as of December 31, 2023. In addition, our FPAUM has grown at a compound annual growth rate ("CAGR") of 16% from December 31, 2018 to December 31, 2023, determined on a pro forma basis as if the acquisitions of Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI were completed as of January 1, 2018.

1. Organic FPAUM is calculated on a pro forma basis assuming the acquisitions of WTI, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark were completed as of January 1, 2018.

2. Q1’23 organic FPAUM growth is the pro forma FPAUM growth from Q1’22 to Q1’23. Q2’23 organic FPAUM growth is the pro forma FPAUM growth from Q2’22 to Q3’23. Q3’23 organic FPAUM growth is the pro forma FPAUM growth from Q3’22 to Q3’23. Q4’23 organic FPAUM growth is the pro forma FPAUM growth from Q4’22 to Q4’23.
Note: “PF” refers to calculations made on a pro forma basis. “A” refers to calculations made on an actual basis.

Our Solutions

We operate and invest across private markets through a number of specialized investment solutions. We offer the following solutions to our investors:

Private Equity Solutions "PES"

Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 300+ fund managers, 750+ private market funds and 2,000+ portfolio companies. We have 55 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,600 investment firms, 10,200 funds, 47,000 individual transactions, 31,000 private companies and 317,000 financial metrics. As of December 31, 2023, PES managed $12.3 billion of FPAUM.

Venture Capital Solutions "VCS"

Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 12 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,800+ investors, 80+ fund managers, 83 direct investments, 350+ private market funds and 12,000+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2023, VCS managed $6.1 billion of FPAUM.

Impact Investing Solutions "IIS"

Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 110 investors. We currently have 35 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through December 31, 2023, inclusive of proprietary assets and assets managed by affiliates, Enhanced has raised a total of $6.1 billion. Of the total AUM, impact assets represent $4.0 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,229 GWh of renewable energy from inception to December 31, 2023. As of December 31, 2023, IIS managed $2.0 billion of FPAUM.

Private Credit Solutions "PCS"

Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 39 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 400 credit opportunities annually. We currently maintain 55+ active sponsor relationships and have 80+ platform investments. As of December 31, 2023, PCS managed approximately $2.9 billion of FPAUM.

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

Primary Investment Funds

Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors, as well as our customized separate accounts, which typically include one investor. P10’s primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors’ committed, locked-in capital. Capital commitments typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across our private equity and venture capital solutions. Our primary funds comprise approximately $13.5 billion of our FPAUM as of December 31, 2023.

Direct and Co-Investment Funds

Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-investment funds include both commingled investment vehicles with multiple investors as well as our customized separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments which typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Our direct investing platform comprises approximately $8.3 billion of our FPAUM as of December 31, 2023.

Secondaries

Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Our secondary funds comprise approximately $1.5 billion of our FPAUM as of December 31, 2023.

Our Investors

We believe our comprehensive value proposition across our private market solutions, vehicles offering, data analytics, portfolio monitoring and reporting has enabled us to build strong relationships with our existing investors and to attract new high-quality investors. We leverage our differentiated approach to serve a broad set of investors across multiple geographies. As of December 31, 2023, we have a global investor base of over 3,600 investors, across 50 states, 60 countries and 6 continents – including some of the world’s largest pension funds, endowments, foundations, corporate pensions and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high net worth individuals.

The following chart illustrates the diversification of our investor base as of December 31, 2023:

Investor Base by Channel[1]
(As of Q4'23)

FPAUM
Investor Base
by Channel

- Family Offices / Wealth Managers (26%)
- Public Pensions (21%)
- Financial Institutions (15%)
- Endowments / Foundations (17%)
- Corporate Pensions (9%)
- Insurance Companies (7%)
- Other (5%)[2]

Investor Base Regions

50	60	6
States	Countries	Continents

NOTES:

1. Reflects FPAUM percentage by investor committed capital, excluding GP commitments, to currently active funds across RCP Advisors, TrueBridge, Five Points, Enhanced, Bonaccord, Hark, and WTI.
2. Includes sovereign wealth funds, consultant-based relationships, and other foreign institutional investors.

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

The following table displays our Fund size as of December 31, 2023 and investment performance, which is presented from the inception date of each fund through September 30, 2023:

RCP Advisors

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Fund-of-Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Fund I	2003	$92	105%	13.6%	1.8x
Fund II	2005	$140	109%	8.1%	1.5x
Fund III	2006	$225	107%	6.7%	1.4x
Fund IV	2007	$265	110%	14.5%	2.0x
Fund V	2008	$355	121%	13.4%	1.7x
Fund VI	2009	$285	114%	15.5%	2.0x
Fund VII	2011	$300	112%	16.3%	2.1x
Fund VIII	2012	$268	114%	20.3%	2.3x
Fund IX	2014	$350	113%	16.3%	1.9x
Fund X	2015	$332	112%	17.6%	1.9x
SEF	2017	$104	99%	24.1%	2.0x
Fund XI	2017	$315	104%	17.2%	1.6x
Fund XII	2018	$382	103%	17.9%	1.6x
Fund XIII	2019	$397	90%	15.2%	1.3x
Fund XIV	2020	$394	72%	13.0%	1.2x
SEF II	2020	$123	56%	16.6%	1.2x
SEF III	2023	$116	0%	-	-
Fund XV	2021	$435	54%	10.3%	1.1x
Fund XVI	2022	$433	27%	-	-
Fund XVII	2022	$334	1%	-	-
Fund XVIII	2023	$236	1%	-	-
Secondary Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
SOF I	2009	$264	112%	21.1%	1.7x
SOF II	2013	$425	110%	10.3%	1.3x
SOF III	2018	$400	102%	35.8%	1.7x
SOF III Overage	2020	$87	89%	28.3%	1.5x
SOF IV	2021	$797	22%	-	-
Co-Investment Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Direct I	2010	$109	82%	42.7%	2.9x
Direct II	2014	$250	88%	25.9%	2.5x
Direct III	2018	$385	94%	21.6%	1.8x
Direct IV	2021	$645	52%	16.6%	1.2x
Combination Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Multi-Strat I	2022	$301	43%	-	-
Multi-Strat II	2023	$202	-	-	-

TrueBridge

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Fund-of-Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Fund I	2007	$311	93%	13.1%	2.9x
Fund II	2010	$342	83%	20.3%	5.0x
Fund III	2013	$409	92%	17.7%	3.2x
Fund IV	2015	$408	91%	26.8%	3.3x
Fund V	2017	$460	90%	26.4%	2.3x
Fund VI	2019	$611	98%	8.5%	1.2x
Fund VII	2021	$769	38%	–	–
Fund VIII	2023	$519	2%	–	–
Seed & Micro I	2019	$174	72%	5.3%	1.1x
Seed & Micro II	2022	$180	16%	–	–
Blockchain I	2022	$61	30%	–	–
Secondary Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Secondaries I	2022	$188	24%	-	-
Co-Investment Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Direct Fund I	2015	$125	96%	32.2%	2.9x
Direct Fund II	2019	$196	100%	10.7%	1.3x
Direct Fund III	2021	$197	39%	–	–

Enhanced Capital

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
Impact Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Impact Credit	–	$1,150	–	7.2%	1.1x
Impact Equity	–	$607	–	20%+	1.2x

Bonaccord Capital Partners

Fund	Vintage	Fund Size ($M)	Called Capital	Net IRR	Net ROIC
GP Stakes Funds (Fund size as of 12/31/23, performance as of 9/30/23)					
Fund I	2019	$724	72%	16.1%	1.3x
Fund II	2022	$720	26%	-	-
Co-invest	2022	$42	54%	-	-

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

Our History

P10’s mission is to be the premier private markets solutions provider focused on the middle and lower middle market. We provide global institutional investors differentiated access to a broad set of solutions and specialized investment vehicles across attractive asset classes and geographies generating competitive risk-adjusted returns. As of December 31, 2023, we have $23.3 billion in fee paying assets under management. We offer a comprehensive set of investment strategies to clients, including both commingled funds and customized separate accounts within our primary investment funds, secondary, direct investment, co-investment vehicles, and advisory solutions. Since October 2017, we have been focused on building best-in-class solutions aimed at growing our fee paying assets under management. Prior to October 2017, the Company took strategic actions designed to lay the foundation for what is now known as P10.

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

On September 30, 2021, we completed the acquisitions of Hark Capital and Bonaccord Capital Advisors. Hark provides loans to mid-life private equity, growth equity, venture and other funds. These loans are backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. Bonaccord acquires minority equity investments in a diversified portfolio of alternative markets asset managers with a focus on mid-sized managers across private equity, private credit and real assets.

During 2021, the Company began exploring the benefits of going public on a listed exchange and raising additional capital through an equity issuance. On October 18, 2021, the Company announced an Initial Public Offering ("IPO") and corporate reorganization that would make P10 Holdings a wholly-owned subsidiary of P10, Inc. The IPO priced on October 20, 2021, and P10’s Class A common stock began trading on the NYSE on October 21, 2021 under the ticker “PX”. Investors purchased 23,000,000 Class A shares in conjunction with the IPO and the Company gained a top-tier set of institutional investors. The IPO process is described in more detail below.

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

The results of WTI’s operations have been included in the consolidated financial statements effective October 13, 2022. The Company reports noncontrolling interest related to the partnership interests which are owned by the WTI sellers. This is recorded as noncontrolling interest on the Consolidated Balance Sheets and Consolidated Statements of Operations. Noncontrolling interest is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest. Additionally, the Company makes periodic distributions to the WTI sellers for tax related and other agreed upon expenses as disclosed in the purchase agreement.

As we reflect on 2023, we are exceptionally proud of our accomplishments. We believe we have assembled a premier group of solutions that offer superior risk adjusted returns to global clients. We benefit from strong operating leverage driven by the quality and stability of our revenue base, the strong alignment we have with our respective investment teams, and the ability to leverage our platform and back-office operations across our multiple solutions, which together allow us to generate strong contribution margins and free cash flow.

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

Our Class B Common Stock

We have 58,474,267 outstanding shares of Class B common stock held of record by approximately 2,740 stockholders as of December 31, 2023. Each share of our Class B common stock entitles its holder to ten votes per share until a Sunset ("Sunset") occurs. A Sunset will occur on the earliest of the following: (a) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock) (b) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock and (c) upon the tenth anniversary of the effective date of our amended and restated certificate of incorporation. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders. See “—Voting Rights of Class A and Class B Common Stock.”

Because a Sunset may not take place for some time, it is expected that the Class B common stock will continue to entitle its holders to ten votes per share, and the Class B Holders will continue to exercise voting control over the Company, for the near future. The Class B Holders have approximately 91% of the combined voting power of our common stock.

Upon any transfer, Class B common stock converts automatically on a one-for-one basis to shares of Class A common stock, except in the case of transfers to certain permitted transferees. In addition, holders of Class B common stock may elect to convert shares of Class B common stock on a one-for-one basis into Class A common stock at any time.

Our current stockholders believe that the contributions of the current ownership group and management team have been critical in P10’s growth to date. We have a history of employee equity participation and believe that this practice has been instrumental in attracting and retaining a highly experienced team and will continue to be an important factor in maximizing long-term stockholder value. We believe that ensuring that our key decision-makers will continue to guide the direction of P10 results in a high degree of alignment with our stockholders, and voting members of the Class B common stock have ten votes per share which will help maintain this continuity.

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

NYSE Controlled Company Agreement

P10, Inc. entered into a controlled company agreement (the “Controlled Company Agreement”) on October 20, 2021, with principals of 210 Capital, L.L.C. (“210 Capital”) and certain of their affiliates (the “210 Group”), RCP Advisors and certain of their affiliates (the “RCP Group”) and TrueBridge and certain of their affiliates (the “TrueBridge Group”), granting each party certain board designation rights. So long as the 210 Group continues to collectively hold a combined voting power of (A) at least 10% of the shares of common stock outstanding immediately following the closing date of the IPO (the “Closing Date”), P10, Inc. shall include in its slate of nominees two (2) directors designated by the 210 Group and (B) less than 10% but at least 5% of the shares of common stock outstanding immediately following the Closing Date, one (1) director designated by the 210 Group. So long as the RCP Group and any of their permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the RCP Stockholders. So long as TrueBridge and any of its permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, P10, Inc. shall include in its slate of nominees one (1) director designated by the TrueBridge Group.

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

The Controlled Company Agreement provides that, without the prior written consent of P10, Inc., the 210 Group, the RCP Group and the TrueBridge Group will not, and will not publicly disclose an intention to, during the period commencing on the date of the Controlled Company Agreement and ending three years after the date thereof (the “Restricted Period”), (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of common stock beneficially owned (as such term is used in Rule 13d-3 of the Exchange Act) by the 210 Group, RCP Group or the TrueBridge Group or any other Equity Securities (as defined therein) or (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Equity Securities, whether any such transaction described in clause (a) or (b) above is to be settled by delivery of shares of common stock or any such other securities, in cash or otherwise. One-third of the original holdings of Equity Securities of each of the 210 Group, RCP Group and TrueBridge Group were released from the Lock-Up Restrictions, on each of the first and second anniversary of the consummation of the IPO and one-third of such original holdings will be released from the Lock-Up Restrictions, on the third anniversary of the consummation of the IPO (the “Lock-Up Restrictions Release”).

Company Lock-Up Agreements

Certain stockholders are subject to Lock-Up Restrictions pursuant to a separate agreement with us (the “Company Lock-Up Agreement”), which Lock-Up Restrictions shall be released in accordance with the Lock-Up Restrictions Release.

In association with their termination from the Company, certain stockholders Lock-Up Restrictions were released. Collectively, approximately 13.9% of our common stock outstanding are subject to such Lock-Up Restrictions pursuant to the Controlled Company Agreement and the Company Lock-Up Agreements.

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

Accelerating Demand for Private Markets Solutions

We believe the composition of public markets is fundamentally shifting and will drive investment growth in private markets as fewer companies elect to become public corporations or return to being privately held. According to the 2023 Annual US PE Breakdown Pitchbook Report, private equity capital raised has increased 138% from $157.2 billion to $374.8 billion from 2013 to 2023. The report emphasizes while higher treasury yields contributed to lower demand in private markets, return rates in private markets has maintained strength as compared to other asset classes.

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

Attractive Historical Private Markets Growth

The private markets have historically exhibited robust growth. Since 2017, assets under management have grown at an annual rate of nearly 18%. Private markets AUM totaled $11.7 trillion as of June 30, 2022, according to the 2023 McKinsey Global Private Markets Review. While private markets saw record levels of fund-raising in 2021 and private markets in 2022 experienced a predictable pullback in their pace of growth, private markets have remained resilient, with about $3 trillion of dry powder available for deployment, a stable pool of locked-in capital, and an active market for secondaries, according to the 2023 McKinsey Report. The 2023 Annual US PE Breakdown Pitchbook Report notes that in 2023, GPs encountered a more arduous fundraising environment than in previous years. This shift was primarily due to constrained capital allocation from LPs as a result of limited distributions. This scarcity of available capital extended fundraising timelines, pushing GPs to explore diverse avenues for raising funds. Remarkably, despite these headwinds, the total capital amassed throughout the year amounted to $374.8 billion across 381 funds, aligning with the record-setting figures of 2021 and 2022. This indicates LPs’ sustained commitment to private equity, which is buoyed by its robust long-term prospects and a history of resilient returns in economically volatile periods. This resilience is specifically evident in the lower-middle market. From 2013 to 2023, the deal value in the middle markets has grown by 44.4% according to the Pitchbook 2023 US PE Middle Market Report. The Pitchbook 2023 US PE Middle Market Report also emphasizes the middle market continues to outperform megafunds from 2022 into 2023. As it relates to venture capital, according to the Pitchbook 2023 US VC Valuation Report, see-stage deal metrics have remained steadfast against market headwinds demonstrating record high median deal size of $3.3 million. Additionally, the Pitchbook VC Report points out that in this more hostile economic environment, venture backed companies have chosen to stay private longer and have turned to secondaries as beneficial liquidity options. As it relates to private credit, the Q2 2023 Pitchbook Private Capital Indexes report consistently positive quarterly return rates. In for the trailing four quarters as of Q2 2023, the direct lending arm of private credit returned 2.6%. Finally, more private markets managers are incorporating considerations for ESG factors into their investment decisions. In 2022, 1,069 more investors committed to the United Nations Principles for Responsible Investment (PRI), and a further 88 asset owners became PRI signatories, bringing the total to 681 according to the 2023 McKinsey Report. This aforementioned growth across all verticals is underpinned by investors search for yield in a lower-for-longer rate environment, in which investors increasingly view allocations to private markets as essential for obtaining diversified exposure to global growth.

Favorable Middle / Lower Middle Market Dynamics

As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. According to S&P Global Market Intelligence Report for 2023; S&P Capital IQ Estimates and PitchBook Data Inc., only 15% of capital available to U.S. Private Equity Funds is available to U.S. Private Equity Funds between $250 million and $1 billion, versus the remaining 85% of available capital that is available to Private Equity funds over $1 billion. In contrast, there are only approximately 11,000 companies with revenues greater than $250 million, versus the more than 151,000 companies with revenues between $10 million and $250 million. We believe this favorable middle and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. P10 has robust and proprietary data collected over a twenty-year history that is difficult to replicate that allows investment teams to efficiently scope and dimension out middle and lower middle market private equity fund managers.

Increasing Private Markets Investor Allocations

We believe that alongside growth in the private markets in which we invest, long-term investor allocations are expected to significantly grow over the next several years, which will serve as a tailwind in growing our business. In a survey conducted by Preqin Ltd., over 90% of long-term investors indicated that they were planning to maintain or increase their allocation to Private Equity and Private Credit, respectively. Additionally, according to the Global Impact Investing Network’s 2023 Annual Impact Investor Survey, most investors assess their impact performance quarterly and at least once a year. Moreover, according to the Global Impact Investing Network 2022 report, the size of the impact investing market currently stands at $1.164 trillion in AUM – a significant psychological milestone for an industry still maturing and growing in sophistication. In combination with the broader growth in private markets we believe the increase in long-term investor allocations towards private market asset classes will further drive demand of private market solutions across the investor universe.

Democratization of Private Markets

According to a 2022 PwC HNW Report, the growing wealth of high-net-worth and mass affluent individuals, and the shift in retirement savings from defined benefit to defined contribution plans, have propelled significant growth in the asset management industry over the last decade. At the same time, both high-net-worth and mass affluent investors continue to remain significantly under-allocated to the private markets in comparison with institutional investors.

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

Proliferation of Private Market Choices

According to research and data from the SEC and Principles for Responsible Investment (PRI), from 2013 to 2022, the number of managers across private markets has increased dramatically. From 2013 to 2022, the number of Private Equity firms, Venture Capital firms, Impact Investing firms and Private Credit firms all saw increase. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisers to help investors navigate the complexity associated with multi-asset class manager selection.

Rise of ESG and Impact Investing in Private Markets

According to the PRI Annual Report, the total assets under management of PRI signatories, the cohort of asset managers that have committed to upholding ESG principles, a barometer for the ESG industry, has increased roughly five-fold since 2010, from $21 trillion to $121.3 trillion by March 31, 2022. This continued into 2023. An ESG approach to private markets has been one of the most talked about developments of the past several years. According to the 2023 McKinsey Report, as public awareness of and activism relating to ESG driven investing have increased, many prominent investors in Private Equity have followed suit, often requiring general partners to pass an ESG screen as part of their diligence processes – demanding transparency into ESG policies, procedures and performance of portfolio assets. In response and in conjunction with regulatory influence, we believe the adoption of ESG and the growth of impact investing will continue to proliferate in private markets.

Investor Demand for Data, Analytics and Technology

We believe many investors do not have an adequate technology and data infrastructure to respond to increasingly complex demands for private market investments. As a result, we believe investors will seek to partner with firms that not only have a proven track record, but also offer tech-enabled non-investment functions, including GP-level reports, enhanced portfolio monitoring, customized performance benchmarking and associated compliance, administrative and tax capabilities. According to the 2023 Global Private Equity Survey by Ernst & Young, most firms are highly focused on deploying new technology to help front office executives make more informed investment decisions as firms continue towards growth. Moreover, this survey also pointed out that only 27% of the largest firms considered their overall platform to be highly automated.

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

Distinct Middle and Lower-Middle Market Expertise

We believe the private markets exhibit compelling investment opportunities with significant return potential. Our investment expertise in private markets, coupled with our scale, distinctly positions our business within the private markets ecosystem. Our investment talent across our different private market solutions is led by senior investment professionals with sustained track records of successful private markets investing. Our investment team consists of 108 investment professionals with deep industry expertise across middle and lower middle market private equity, venture capital, impact investing and private credit. Our leadership team has an average of over 24 years of experience and our investment professionals across the different solutions have a long track record of working together.

Differentiated Access to Middle and Lower Middle Market Private Equity and Venture Capital Firms

We believe our investors increasingly seek exposure to the middle and lower-middle markets private equity and venture capital firms but may not have the necessary tools to analyze, diligence and gain access to opportunities offered. Due to our scale and tenure within middle and lower-middle market private equity and venture capital, we have cultivated long-standing relationships with leading middle and lower-middle market private equity and venture capital general partners. We have established relationships with over 270 general partners, which provides us with differentiated access to investment opportunities within private markets, benefiting our investors.

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

Premier Data Analytics with Proprietary Database

Our premier data and analytic capabilities, driven by our proprietary database, supports our robust and disciplined sourcing criteria, which fuels our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio management and monitoring and enable a portfolio grading system as well as repository of investment evaluation scorecards. In particular, our proprietary database offers our investors a highly transparent, versatile and informative platform through which they can track, monitor and diligence portfolios, and we believe the expansive data set within our proprietary database, harvested from our robust network of general partners, enables us to make more informed investment decisions and, in turn, drive strong investment performance. As of December 31, 2023, our database contains comprehensive information on more than 5,600 investment firms, 10,200 funds, 47,000 individual transactions, 31,000 private companies and 317,000 financial metrics.

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

Attractive, Recurring Fee-based Financial Profile

We believe our financial profile and revenue model have the following important attributes:

Highly Predictable Fee-based Revenue Model

Most of our revenue is derived from management and advisory fees based on committed capital typically subject to multi-year commitment periods, usually between ten and fifteen years. As a result, we believe our revenue stream is contractual and highly predictable. The weighted average duration of remaining capital under management is 7.0 years as of December 31, 2023.

Well Diversified Revenue and Investor Base

As of December 31, 2023, we had 121 revenue generating vehicles across our solutions with over 3,600 investors across public pensions, family offices, wealth managers, endowments, foundations, corporate pension and financial institutions, across 50 states, 60 countries and 6 continents. We therefore believe our business model is highly diversified across both revenue and investor bases.

Attractive Profitability Profile and Operating Margin

We believe our scaled business model, differentiated solutions across middle and lower-middle markets as well as an efficient back-office model has allowed us to achieve a highly competitive profitability profile and operating margin.

Exceptional Management and Investing Teams with Proven M&A Track Records

Our biggest asset is our people and we therefore focus on recruiting, nurturing and retaining top talent, all of whom are proven leaders in their respective field. Our management team has a successful track record of sourcing and executing mergers and acquisitions and is supported by a deep bench of talent consisting of 108 investment professionals.

Ownership Structure Aligned with Investors

The alignment between our stockholders, investors and investment professionals is one of our core tenets and is, we believe, imperative for value creation. Our revenue is comprised almost entirely of recurring management and advisory fees is earned largely on committed capital, which is typically subject to ten to fifteen year lock up agreements. We believe this offers our investors an attractive, highly predictable revenue stream. Furthermore, we have structured carried interest to stay with investment professionals to maximize economic incentive for investment professionals to outperform on behalf of investors. Ultimately, we believe FPAUM follows investment performance and the more aligned our investment professionals are to the performance of investor capital, the better our company performance will be. Over 100 of our employees have an equity interest in us, collectively owning approximately 54% of the Company on a fully diluted basis as of December 31, 2023. In addition, our employees have committed separately to our investment vehicles as of December 31, 2023, as part of our General Partner commitment, which is typically 1% of total commitments of each fund.

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

Expand Distribution Channels

We believe we are well positioned in some of the most sought-after segments of the private markets and we believe our differentiated private market solutions will continue to attract both new institutional and private wealth investors. In particular, investible assets of high-net-worth individuals are expected to increase significantly and compared to institutional investors, high-net-worth individuals tend to have lower private market allocations. Our investment platform is designed to provide high-net-worth investors access to private markets and we currently serve over 1,881 high-net-worth investors, which we believe positions us well to continue to capture increasing demand from private wealth investors.

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

Selectively Pursue Strategic Acquisitions and Relationships

We focus on growing organically but may complement our growth with selective strategic acquisition opportunities that expand our footprint, broaden our investor base, and further strengthen our solutions offering. Specifically, we target opportunities with a market leading differentiated platform, an established and committed investor base, strong margins with operating leverage, management and advisory fee-based revenue, strong investment performance and a proven management team. Our leadership team has a proven track record of identifying, acquiring and integrating companies to drive long-term value creation, and we will continue to maintain a highly disciplined approach to pursuing accretive acquisitions. In September 2021, Enhanced entered into a strategic relationship with Crossroads, parent company of Capital Plus Financial ("CPF"), to promote impact credit. See “Related Party Transactions—Strategic Relationship with Crossroads Systems, Inc.” On September 30, 2021, P10 Holdings closed on the purchases of Hark and Bonaccord from the global investment company and asset manager Aberdeen Capital Management LLC and certain related parties. The Bonaccord APA provided for the acquisition of certain assets related to the business of acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate and real assets strategies, for total consideration of approximately $56 million. In addition, the Bonaccord APA provides for potential earn-out payments of up to $20 million, during the 72-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. The Hark APA provided for the acquisition of certain assets related to the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria, but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor, for a purchase price of approximately $5 million. In addition, the Hark APA provides for potential earn-out payments of up to $5.4 million, during the 60-month period beginning on October 1, 2021, subject to the satisfaction of certain terms and conditions. We believe these acquisitions further strengthened our position as a premier private markets solutions provider and added approximately $900 million in FPAUM. The aggregate purchase price was paid using existing cash on balance sheet plus an additional draw on our credit facility of $35 million, plus potential future cash earn-outs based upon operating performance. Consistent with this strategy, we continue to evaluate ongoing opportunities, some of which may be significant. In October 2022, we acquired all of the outstanding membership interests of WTI through its subsidiary for total consideration of $105.2 million and an aggregate of 3,916,666 membership units of P10 Intermediate Holdings, LLC, which can be exchanged into 3,916,666 shares of P10 class A common stock, following applicable restrictive periods. Further, the purchase agreement includes additional earnout milestones as EBITDA grows, with a total of $70 million available in earnout payments, in the form of cash or shares of P10 common stock, if EBITDA builds to $25 million and if the eligible employees are still employed by the Company.

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

The details of our investment process are outlined below:

Opportunities Tracked

As of December 31, 2023, we track thousands of potential investment opportunities across private markets, spanning primary investment funds, secondaries and direct and co-investments. Our attractive positioning within the private markets ecosystem, coupled with our synergistic network of general partners and extensive database has enabled us to cultivate a comprehensive funnel of what we believe are premier investment opportunities.

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

Our FPAUM has grown from approximately $9.9 billion as of December 31, 2018 to approximately $23.3 billion as of December 31, 2023 determined on a pro forma basis.

1. Organic FPAUM is calculated on a pro forma basis assuming the acquisitions of WTI, Five Points, TrueBridge, Enhanced, Bonaccord, and Hark were completed as of January 1, 2018.

2. Q1’23 organic FPAUM growth is the pro forma FPAUM growth from Q1’22 to Q1’23. Q2’23 organic FPAUM growth is the pro forma FPAUM growth from Q2’22 to Q3’23. Q3’23 organic FPAUM growth is the pro forma FPAUM growth from Q3’22 to Q3’23. Q4’23 organic FPAUM growth is the pro forma FPAUM growth from Q4’22 to Q4’23.
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

Structure

Our investment funds are structured as limited partnerships organized by us accepting commitments or funds from our investors. Our investors become limited partners in our funds and a separate entity that we form and control acts as the general partner. Funds managed by the Company, who act as the general partner, make capital commitments to the limited partnership which are generally 1% of total capital commitments. Contingent upon the solution, each investment fund will have a designated “Manager”, which generally serves as the investment manager of the fund, responsible for all investment diligence, decision making and monitoring.

Fees

We earn management and advisory fees based on a percentage of investors’ capital commitments to, in funds or deployed capital. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in select cases.

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

Separate Accounts

Capital Commitments

Investors in our separate accounts generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for 4 to 5 years, during what we call the commitment period. We typically have invested the capital committed to our investment funds over a 5-year period.

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

Fees

We earn management and advisory fees based on a percentage of investors’ capital commitments to or, in select cases, net invested capital in, or NAV of, our investment funds. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances or NAV as capital is returned to investors.

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
•
Ability to provide cost effective and comprehensive range of services and products; and
•
Investors’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.

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

Foreign Regulation

We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union ("EU"), the European

Economic Area ("EEA"), the individual member states of each of the EU and EEA, Central and South America, Australia and other countries in the South Pacific, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the Alternative Investment Fund Managers Directive ("AIFMD") requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depositary and custodial requirements.

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

Privacy and Cybersecurity Regulation

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U. or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy and data security of the information of clients, employees or others, or to our cybersecurity measures in general, including the U.S. Gramm-Leach-Bliley Act of 1999, the European Union’s General Data Protection Regulation (“EU GDPR”), the U.K. GDPR, China’s Personal Information Protection Law (PIPL), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand. In addition, California and at least thirteen other states have recently enacted, or are actively considering, consumer privacy laws that impose compliance obligations with regard to the collection, use and disclosure of personal information, as well as cybersecurity requirements to protect personal information and our data systems in general. These privacy and cybersecurity laws and regulations have GDPR has heightened our privacy and cybersecurity compliance obligations, impacted our businesses’ collection, processing and retention of personal data, including how we protect that data, and imposed strict standards for reporting data breaches. Many of these privacy and cybersecurity laws and regulations also provide for significant penalties for non-compliance. For more information, see “Risk Factors—Risks Related to Our Industry.”

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

Human Capital

The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. As of December 31, 2023, we have 252 full-time equivalent employees, primarily located in the United States. As of December 31, 2023, we had 252 total employees, including 108 investment professionals. Our employees are not represented by a collective bargaining group. We consider our employee relations to be strong and have not experienced interruptions of operations due to labor disagreements.

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

Diversity and Inclusion

Our commitment to Diversity and Inclusion "D&I" starts with our goal of developing a workforce that is diverse in background, knowledge, skill, and experience. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace diversity and inclusion, which we believe fosters leadership through new ideas and perspectives. In 2023, we continued the evolution of our D&I strategy and objectives and recognize it as an ongoing business imperative. As of December 31, 2023, approximately 39% of our total work force and 17% of our senior leaders were female, while approximately 23% of our total work force and none of our senior leaders were minorities.

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

Item 1A. Risk Factors.

Risks Related to Our Business

Our revenue in any given period is dependent on the number of fee-paying clients in such period. While most of our revenue is derived from management and advisory fees based on committed capital that is typically subject to multi-year lock up agreements, under certain limited circumstances, the committed capital can be withdrawn early, or we can be removed or terminated as the adviser or general partner to a particular client.

Our revenue is comprised virtually entirely of management and advisory fees from our registered investment adviser subsidiaries (each, an “Adviser”), with the vast majority of fees earned on committed capital that is typically subject to between 10 and 15 year lock up agreements, although in many cases, the contractual fees decline over the period, after the investment period of three to five years ends. Our investors engage us across multiple private markets solutions through different vehicles, including primary investment funds, direct and co-investment funds and secondary funds. Primary investment funds and direct and co-investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one customer. Our revenue in any given period is dependent on the number of fee-paying investors in such period. For our specialized, commingled funds, our fees may terminate if we are removed for certain cause events such as a key person event or without cause by a super majority of investors. Our customized separate account and advisory account business operates in a highly competitive environment. While clients of our separate account and advisory account businesses may have multi-year contracts, certain of these contracts only provide for fees to the extent a client elects to make an investment. In addition, the separate accounts and advisory contracts may be terminated by the client for cause or without cause upon advance notice to us. In connection with these terminable contracts, we may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. Moreover, certain of our contracts with state government-sponsored clients are secured through such government’s request for proposal process, and can be subject to renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts or investors removed us from managing a fund and we were unable to secure new clients, our fees would decline. In the case of any such events, the management fees and advisory fees we earn in connection with managing such account or fund would immediately cease, which could result in an adverse effect on our revenues. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), or as otherwise set forth in the governing documents of our funds), continuation of the investment management agreements with our funds and our separate account clients would be subject to investor or client consent. We cannot assure you that required consents will be obtained if such a change of control occurs.

If the investments we make on behalf of our specialized investment vehicles perform poorly, our ability to raise capital for future specialized investment vehicles may be materially and adversely affected.

Our revenue from our investment management business is derived from fees earned for our management of our specialized investment vehicles and advisory accounts and with respect to certain of our specialized investment vehicles. We have no economic interest, ownership in or beneficiary interest in the performance of the funds (except for a 5% carried interest in RCP FF Small Buyout Co-Investment Fund, LP). Our subsidiaries serve as the advisors of the affiliated private equity funds, funds-of-funds, secondary funds and co-investment funds and receive management and advisory fees for the services performed. In the event that our specialized investment vehicles or individual investments perform poorly, the fund manager’s revenues and earnings derived from incentive fees will decline, which may result in a decrease in our management and advisory fee revenue and make it more difficult for us to raise capital for new specialized funds or gain new customized separate account clients in the future.

The historical performance of our investments should not be considered as indicative of the future results of our investments or our operations.

In considering the performance information contained in this Form 10-K, our stockholders should be aware that past performance of our specialized investment vehicles or the investments that we recommend to our investors is not necessarily indicative of future results or of the performance of our Class A common stock. An investment in our Class A common stock is not an investment in any of our specialized investment vehicles. In addition, the historical and potential future returns of specialized investment vehicles that we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of our specialized investment vehicles or the investments that we recommend to our investors will necessarily result in positive returns on our Class A common stock. However, poor performance of our specialized investment vehicles or the investments that we recommend to our investors could cause a decline in our ability to raise additional funds, and could therefore have a negative effect on our performance and on returns on our Class A common stock. The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

•
market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•
the performance of our funds is generally calculated on the basis of the net asset value of the funds’ investments, including unrealized gains, which may never be realized;
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

Our success largely depends on the identification and availability of suitable investment opportunities for our investors, and in particular the success of funds in which our specialized investment vehicles and advisory accounts invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the private markets and fund managers with which and in which we invest.

Past returns of our specialized investment vehicles and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including previously favorable borrowing conditions in the debt markets. There can be no assurance that our specialized investment vehicles, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions.

Further, there can be no assurance that the managers of the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.

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

As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various of our advisory clients invest in specialized funds managed by our investment management business. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Certain of our subsidiaries are investment advisers and they owe their clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds and reluctance of our existing investors to continue to do business with us.

We have obligations to investors and may have obligations to other third parties that may conflict with interests of our stockholders.

Our subsidiaries that serve as the general partners of, or advisers to, our funds, or to our specialized investment vehicles have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties that may conflict with interests of our stockholders. As a result, we may take actions with respect to the allocation of investments among our specialized investment vehicles or funds (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized investment vehicles or funds, the structuring of investment transactions for those specialized investment vehicles or funds, in order to comply with these fiduciary and contractual obligations.

Our ability to retain our senior leadership team and find, attract, retain and develop human capital in a highly competitive talent market is critical to our success.

Our success depends on our ability to retain our senior leadership team and to find, attract, retain, and develop additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior leadership team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our investors. Accordingly, the loss of any one of our senior leadership team could adversely affect certain investor relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain, develop and motivate highly-skilled and highly-qualified individuals. We seek to provide our personnel with competitive benefits and compensation packages. However, our efforts may not be sufficient to enable us to find, attract, retain, develop and motivate qualified individuals to support our growth. Moreover, if our personnel join competitors or form businesses that compete with ours, that could adversely affect our ability to raise new or successor funds. In addition, certain of our specialized funds have key person provisions that are triggered upon the loss of services of one or more specified employees and could, upon the occurrence of such event, provide the investors in these funds with certain rights such as rights providing for the termination or suspension of our funds’ investment periods and/or wind-down of our funds. Any change to our senior leadership team could materially and adversely affect our business, financial condition and results of operations.

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

We frequently evaluate strategic opportunities and tactical acquisitions. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations; (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) failure to retain and motivate key employees; and (10) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have a material adverse effect on our business, financial condition and results of operations.

Unforeseen liabilities may also arise from prior and future acquisition activity. We have operations in numerous states, and continue to review potential acquisitions in states throughout the U.S., each of which has its own regulatory and compliance requirements. Each of our current and future businesses is and will be required to comply with all applicable federal, state and local laws, rules and regulations. From time to time regulators may conduct inquiries or investigations as to compliance with such requirements. Any such inquiry or investigation could be for periods prior to or subsequent to our acquisition. In the event (i) it was determined that an acquisition or subsidiary was found to have violated an applicable law, rule or regulation, or other requirement, (ii) such violation was determined to be material and (iii) to the extent that we were liable for claims for which indemnification under our acquisition agreement or other coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

Our organic growth with selective strategic acquisitions in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.

We have grown organically and further evolved by adding complementary solutions and integrating these solutions into our existing offerings to generate cross-selling opportunities across our existing investor base, as demonstrated by the acquisitions of Hark, Bonaccord, and WTI. The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to continuously develop our infrastructure as a result of becoming a public company and in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Acquired businesses may not perform as expected, leading to an adverse effect on our earnings and revenue growth.

Acquisitions involve a number of risks, including the following, any of which could have an adverse effect on our business and our earnings and revenue growth: (i) incurring costs in excess of what we anticipated; (ii) potential loss of key investment professionals or other team members of the predecessor firm; (iii) inability to generate sufficient revenue to offset transaction costs; (iv) inability to retain investors following an acquisition; (v) incurring expenses associated with the amortization or impairment of intangible assets, particularly for goodwill and other intangible assets; and (vi) payment of more than fair market value for the assets of the acquired business.

While we intend that our completed acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of any of our acquired businesses to perform as expected after acquisition may have an adverse effect on our earnings and revenue growth. These risks are present for our past acquisitions as well as acquisitions we may enter into in the future.

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

Certain of the specialized funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage or may in the future rely on leverage. If our specialized funds or the companies in which our specialized investment vehicles invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility, including as a result of higher interest rates and international conflicts. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.

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

Our business is exposed to the risk that investors that owe us money may not pay us. If investors in our specialized investment vehicles default on their obligations to us, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund.

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

Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain investors and subject us to significant legal liability and reputational harm.

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

Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has continued to institute enforcement actions against investment advisers for misleading investors about valuation and failing to adopt and implement reasonably designed written policies and procedures concerning the valuation of investments.. If the SEC were to investigate and find errors in our policies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

In many cases, the companies in which our specialized investment vehicles or advisory accounts invest have indebtedness or equity securities or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investors’ investments in our specialized investment vehicles or advisory accounts. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investors’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our specialized investment vehicles or advisory accounts hold an investment, holders of securities ranking senior to our investors’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our investors’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investors’ investments. To the extent that any assets remain, holders of claims that rank equally with our investors’ investments would be entitled to share on an equal and ratable basis in distributions that are made from those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our specialized investment vehicles or advisory accounts may be substantially less than that of those holding senior interests.

We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure for our funds as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide investors with investment returns and service that incentivize our investors to pay our desired fee rates. While in our acquisitions, we typically do not purchase the incentive fees, or carried interest, from the owners, but rather only acquire the management and advisory fees, which provide a stable source of extended-term revenue, no assurance can be made that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

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

We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. In the ordinary course of business, we collect, store and transmit confidential information including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. A failure or interruption of our systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, service interruptions, system malfunction, unauthorized access, computer viruses, acts of terrorism or war or otherwise, could result in a disruption of our business, liability to investors, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up systems in place, including back-up data storage, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

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

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our specialized funds. If the information technology systems of our third-party service providers become subject to disruptions or security breaches, or if our third-party service providers mishandle personal information that they received from us, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Any interruption or deterioration in the performance of these third parties, or failures of their information systems and technology or their data privacy programs, could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our business, financial condition and results of operations.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a leading provider of private markets solutions, we depend to a large extent on our relationships with our investors and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, if an investor is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. The importance of our reputation may increase as we seek to expand our investor base and into new private markets.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment advisers has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our investors and third parties, including our investors’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our investors that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, litigation or regulatory action against us may tarnish our reputation and harm our ability to attract and retain investors. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

As part of our day-to-day operations outside the U.S., we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also are required to communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in the first half of 2023, multiple banks, including Silicon Valley Bank (“SVB”), were swept into receivership and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver of SVB. Although depositors of SVB regained access to their deposited funds after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to funding sources and other credit arrangements by us, investors in our funds, and our co-investors could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

As of December 31, 2023, we had $164 million of federal NOL carryforwards, a portion of which will expire each year if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including if we had one or more ownership changes under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of U.S. federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

Section 382 subjects us to limitations in the use of NOLs if we experience an “ownership change.” For the purposes of Section 382, an ownership occurs if the aggregate increases in ownership of our stock by our "5% shareholders" (non-5% shareholders are grouped together into one or more 5% shareholder groups) over a rolling three year period is greater than 50%. We are uncertain if subsequent offerings will increase the owner shift to be greater than 50%.

If an ownership change occurs, we will be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we are profitable in future years. These consequences include, without limitation, limiting the amount of federal NOLs that can be used to offset taxable income to an annual limitation. Generally, the annual limitation equals the product of (i) the fair market value of all of our outstanding equity immediately prior to the ownership change, multiplied by (ii) the applicable federal long-term, tax-exempt rate.

In addition, if we have a net unrealized built-in gain (generally determined by comparing market capitalization plus total liabilities to the adjusted tax basis of assets) at the time of an ownership change, certain built-in gains recognized within five years after the ownership change (the “recognition period”) may increase the amount of the otherwise available annual limitation. Any such recognized built-in gains that are unused may be carried forward to later post-change years. Internal Revenue Service (“IRS”) Notice 2003-65 provides an approach which treats depreciable or amortizable built-in gain assets of our Company as generating recognized built-in gains each year without regard to whether such assets are disposed of at a gain during the recognition period. However, in September 2019 the IRS released proposed regulations that would eliminate this favorable rule set forth in IRS Notice 2003-65. If finalized as proposed, these regulations would limit the increase in the annual limitation for recognized built-in gains to those gains that are actually recognized through the disposition of built-in gain assets. These regulations have not been finalized but provide generally for an effective date of 30 days after the final regulations are published. For transactions that have been announced to the public or for which a binding commitment has been entered into when the final regulations are published, the provisions of IRS Notice 2003-65 should still be available.

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

Upon the closing of P10’s acquisition of ECG and non-controlling interest in Enhanced PC (as defined below), the Advisory Services Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the subsidiaries owned by Enhanced PC, which consists of the entities contributed by both ECG and ECP. In exchange for those services, ECG receives advisory fees from Enhanced PC based on a fixed fee schedule under which annual fees decline between $1.0 million and $4.0 million each year, totaling $107.5 million over 7 years. The services contemplated under the Advisory Services Agreement did not previously generate revenues when the Permanent Capital Subsidiaries (as defined below) were owned by ECG. We have assessed the collectability of these revenues in light of the observed losses associated with the Permanent Capital Subsidiaries which were contributed to Enhanced PC and will represent substantially all of the operations of Enhanced PC. We have evaluated the expected future cash flows of Enhanced PC, which are expected to be sufficient such that it is probable that we will collect all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC. However, there can be no assurance that Enhanced PC will achieve the expected future cash flows and would result in us not collecting all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC.

Rising interest rates could have a substantial adverse effect on our business.

Rising interest rates could have a dampening effect on overall economic activity, the financial condition of our investors and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our capital. Additionally, a continued increase in interest rates could make it difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions. Additionally, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Leverage incurred by a portfolio company may cause the portfolio company to be vulnerable to increases in interest rates and [may] make it less able to cope with changes in business and economic conditions. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized investment vehicles and advisory accounts. If the investment returns achieved by our funds are reduced, it could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.

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

•
we face increased competition for alternative investments and access to fund general partners and managers;
•
certain investors may prefer to invest with private partnerships rather than a public company;
•
other industry participants will from time to time seek to recruit our investment professionals and other employees away from us;
•
some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Internal Revenue Code of 1986, as amended, (the "Code"), limit the deductibility of interest expense;
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

The future global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, reduced availability of credit, changes in laws and regulation, international conflicts, terrorism or political uncertainty and severe public health events. In addition, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of our funds and advisory accounts. We may not be able to or may choose not to manage our exposure to these market conditions. Market deterioration could cause us, the specialized investment vehicles we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our investors invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely impact the returns of our co-investments in leveraged buyout transactions and therefore, adversely affect the results of operations and financial condition of our co-investment funds.

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

While our financial profile features a highly predictable, recurring revenue stream of most management and advisory fees, earned primarily on committed capital from long-term, contractually locked up funds, our profitability may be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially and adversely affect our business, financial condition and results of operations.

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

Our advisory and investment management businesses are subject to regulation in the U.S., including by the SEC, the Small Business Administration (“SBA”), the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Small Business Investment Act of 1958, the Code, the Commodity Exchange Act, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing investors or fail to gain new investors. We also may rely on third-party service providers for certain aspects of compliance. Any failure, interruption or deterioration of the services of such third-party service providers could materially adversely affect our ability to provide services to our clients, harm our reputation, business or results of operations or result in regulatory intervention.

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”) and other recent SEC proposed or adopted rules. The SEC recently proposed rules that would overhaul the regulation of the private fund industry, to significantly increase disclosure requirements and impose substantive requirements and prohibitions on fund advisory contracts, and if these rules are adopted as proposed, will increase our Advisers’ compliance monitoring and reporting obligations, resulting in increased costs of compliance, and may require certain changes to our practices. In 2023, the SEC proposed rules that would significantly change how investment advisers manage and safeguard client assets by expanding the custody rule to apply to all client assets held in its advisory account, and if adopted as proposed, will introduce new challenges and costs to our investment advisory business. In May of 2023, the SEC adopted rules to significantly increase the amount of information required to be included in private fund reporting, and will significantly increase compliance costs associated with our reporting requirements. The SEC has increased its regulation of the asset management and private fund industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, custody of the fund assets, marketing and advertising, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected because of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Following the exit of the United Kingdom (“UK”) from the European Union ("EU") we can no longer rely on “passporting” privileges that allow issuers approved in the UK to raise capital in EU jurisdictions without restrictions. To the extent we raise capital in any EU jurisdiction, we are subject to new and increased regulations and we may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by EU state governmental authorities and self-regulatory organizations.

In addition, global climate change and global climate change transitions could lead to new or enhanced regulation, which may be difficult or costly to comply with, or impact assets that we invest in, which may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change transitions, nor is it possible to foresee the magnitude of such effects. In 2023, the SEC proposed rules that would require substantial standardized climate-related disclosure, and if adopted as proposed, could increase our costs for compliance.

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

Certain funds managed by subsidiaries of P10, including certain WTI funds, are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Investment Advisers Act, including the reporting and governance requirements of the Investment Company Act. Such requirements relate to, among other things, restrictions on entering transactions with investors, maintaining an effective compliance program, restrictions on the charging of incentive fees, the use of solicitors and the contents of solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As an investment adviser, each Adviser owes fiduciary duties to its clients. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations. Several of the Advisers provide investment advisory and other services to funds which operate as Small Business Investment Companies (“SBICs”) and are licensed by the SBA. SBICs supply small businesses with financing in both the equity and debt arenas. There are various requirements that apply to SBICs under SBA rules and regulations. These rules and regulations are sometimes highly complex. The SBA is authorized to institute proceedings and impose sanctions for violations of rules and regulations applicable to SBICs, including forcing the liquidation of an SBIC. The failure of an Adviser to comply with the requirements of the SBA could have a material adverse effect on us.

Many of our separately managed accounts and funds are not registered under the Investment Company Act because we generally only form separately managed accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer “persons” as defined in the Investment Company Act. Compliance with the Investment Company Act can be complex and failure to comply can result in significant fines, penalties, loss to reputation and other material adverse effects on us.

We are subject to stringent and changing obligations related to data privacy and protection. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

We are subject to numerous data privacy and protection obligations such as various federal, state, local and foreign laws, regulations and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations that apply to the collection, transmission, storage, use and other processing of personal information by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among relevant jurisdictions in which we operate or from which we collect personal information. The data privacy and protection landscape continues to evolve in jurisdictions worldwide, and there has been an increasing focus on data privacy and protection issues with the potential to impact our business. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’, and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information; necessitate the acceptance of more onerous obligations in our contracts; cause us to modify our business operations; result in liabilities; or otherwise impose additional compliance costs on us. The cost of compliance with these obligations is high and is likely to increase in the future, and includes a series of operational measures such as: preparing data maps or records of our sources, usage, storage and sharing of personal information; maintaining and updating detailed disclosures in our privacy policies; conducting risk assessments for the use of sensitive personal information; ensuring we have adequate data security measures to protect personal information; auditing the data security of our service providers; and establishing mechanisms to respond to consumers’ data access, deletion, portability, and opt-out requests.. Although we endeavor to comply with all applicable data privacy and protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations. For example, any failure by a service provider to comply with applicable data privacy or protection law, regulations, contractual or other obligations could result in adverse impacts against us. If we fail, or are perceived to have failed, to address or comply with data privacy and protection obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; imprisonment of company officials; public censure; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts, any of which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., there are numerous U.S. federal and state laws and regulations relating to personal information privacy and protection. For example, at a federal level, we may be subject to the Gramm-Leach-Bliley Act (“GLBA”) that applies to financial institutions and requires regulated entities to implement and maintain certain data privacy and security safeguards. In addition, the SEC recently changed its disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. These changes require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. These changes also require additional information in annual disclosures regarding companies’ cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant personnel and third-party service providers or auditors. At the state level, certain states have enacted comprehensive laws governing personal information of consumers, employees and business representatives. For example, we may be subject to the California Consumer Privacy Act (“CCPA”), as amended. The CCPA, similar to other state privacy laws, imposes obligations that include, but are not limited to, providing specific disclosures in privacy notices and affording residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance and provides that a new government agency may implement and enforce the CCPA which could increase the risk of an enforcement action. Colorado, Virginia, Utah, and Connecticut also passed comprehensive privacy laws, modeled in part after the CCPA, that took effect in 2023. Eight other states have passed similar privacy laws that will take effect between 2024 and 2026, including Texas, Delaware, Oregon, Tennessee, Iowa, Indiana, New Jersey, and Montana. Failure to comply with these privacy laws can result in civil penalties. These state privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected us to costs and legal fees and will subject us to additional costs and risks as they take effect. For example, these laws may limit the ways in which we may use certain categories of personal information, may require us to obtain additional permissions from individuals, and may require revision of our contracts with service providers with whom we share personal information. While these state privacy laws may contain limited exceptions for financial institutions subject to, for example, the GLBA, these laws’ implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. If we are or may become subject to state data privacy laws, the risk of enforcement actions against us could increase because we may be subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors). Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, which may complicate our compliance efforts.

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

Internationally, many jurisdictions have established their own data privacy and protection legal frameworks with which we may need to comply. For example, the EU GDPR imposes strict requirements on the processing of personal information. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal information processing. Potential monetary fines for noncompliance with the EU GDPR are significant — up to the greater of €20 million or 4% of global turnover. The EU GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of personal information which could limit our ability to collect, use and share European personal information, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition. The United Kingdom adopted its own General Data Protection Regulation that has similar provisions, requirements, and penalties for non-compliance as the EU GDPR.

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

Governmental regulation of the global financial markets and financial institutions is intense and is continually evolving. This includes regulation of investment funds, as well as their managers and activities, through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; limitations on compensation to fund managers; and books and records, reporting and disclosure requirements. The effects on us, our funds, or on private markets generally, of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on our funds’ investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.

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

In recent years, the U.S. has imposed tariffs on various products imported into the U.S. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.

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

Possible changes in regulations and interpretations of statutes and regulations could negatively affect our ability to use the tax benefits associated with our NOL carryforwards.

The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes, including changes in tax rates. Future revisions in the interpretation of U.S. federal tax laws could adversely impact our ability to use some or all of the tax benefits associated with our NOL carryforwards, even if these carryforwards are not otherwise subject to limitation, as described above, or in addition to such other limitations.

Changes in tax laws may adversely affect us, and the IRS or a court may disagree with tax positions taken by us, which may result in adverse effects on our financial condition or the value of our common stock.

The Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on several tax benefits, including deductions for business interest, use of NOL carryforwards, taxation of foreign income, and the foreign tax credit, among others.

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

Changes in tax laws or regulations, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities could adversely affect us. Such changes may include (but are not limited to) the tax rate applicable to operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. For example, in August 2022, the U.S. enacted a 1% excise tax on stock buybacks by public companies and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our financial position and overall or effective tax rates in the future, reduce after-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a few complex factors including, but not limited to, projected levels of taxable income, tax audits conducted and settled by tax authorities, and adjustments to income taxes upon finalization of income tax returns.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to several laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies and investment advisers in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a few aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

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

Regulation of investment advisers outside the U.S. could adversely affect our ability to operate our business.

While the majority of our capital deployment is in the U.S., we provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the U.S. In many of these countries and jurisdictions, which include the European Union and the Cayman Islands, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”), under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject primarily to registration and reporting obligations.

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

Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, an Adviser undergoes a change of control. After a “Sunset” becomes effective, the Class B common stock will convert into Class A common stock that is one vote per share instead of ten votes per share, and the Controlled Company Agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of an Adviser, and thus an assignment of an Adviser's advisory agreements. If such a deemed assignment occurs, we cannot be certain that each Adviser will be able to obtain the necessary consents from its funds and other investors, which could cause us to lose the management fees and advisory fees we earn from such funds and other investors.

If we were deemed an “investment company” under the Investment Company Act as a result of our ownership of our subsidiaries, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

We believe that we are engaged, through our subsidiaries, primarily in the business of providing alternative asset management investment services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management investment firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either P10 or any subsidiary is or will be, an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, P10 does not have significant assets other than its equity interests in certain wholly owned subsidiaries and voting interests of certain general partner entities for our sponsored funds. The general partner entities hold no underlying assets other than being parties to the investment management agreements with our Advisers for their respective funds and serve to allocate carried interest to employees of the Advisers. We do not believe the equity interests of P10 in its wholly owned subsidiaries or the voting interests in the general partners of these subsidiaries are investment securities. As a result, we believe that less than 40% of P10’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprises assets that could be considered investment securities. Accordingly, we do not believe P10 is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe P10 is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that P10 will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause P10 to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the Advisers, the general partners, the funds, us or our senior leadership team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.

The protective provision contained in our Amended and Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax NOL carryforwards, may have unintended negative effects. We also have a shareholder rights plan to provide similar protection.

Use of our NOLs may be limited by an “ownership change” as defined under Section 382, and the Treasury Regulations thereunder. In order to protect the Company’s significant NOLs, we included a provision to protect our NOLs in our amended and restated certificate of incorporation (the “Protective Provision”).

The Protective Provision is designed to assist the Company in protecting the long-term value of its accumulated NOLs by limiting certain transfers of the Company’s common stock. The Protective Provision’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock (with percentage ownership determined under applicable U.S. federal income tax rules). Any direct or indirect transfer attempted in violation of the Protective Provision will be void as of the date of the prohibited transfer.

The Protective Provision requires any person attempting to become a holder of 4.99% or more of our common stock or seeking to undertake certain other transfers of our common stock to seek the approval of our Board. We also have a shareholder rights plan that prohibits anyone becoming a holder of 4.99% or more of our common stock (as determined for tax purposes) without prior board of directors’ approval.

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

Our amended and restated certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the Delaware General Corporation Law (the "DGCL") confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure controls and internal controls over financial reporting and implementation of public company corporate governance practices. We expect that continued compliance with these requirements will increase our legal and financial compliance costs, including as a result of the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and will make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

As a result of disclosure of information as a public company, our business and financial condition becomes more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business, financial condition and results of operations could be materially and adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified colleagues, executive officers and members of our board of directors.

We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements.

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

As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) until the later of either the year following our first annual report required to be filed with the SEC or the date we no longer qualify as an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

Holders of our Class A common stock and Class B common stock will vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock will entitle its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. After a Sunset becomes effective, each share of our Class B common stock will convert into Class A common stock. As of December 31, 2023, the Class B Holders have approximately 91% of the combined voting power of our common stock. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A common stock could be adversely affected. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.

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

We cannot assure you that we will continue to pay dividends to our stockholders, and our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Although, we currently pay cash dividends to our stockholders, our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. Our ability to declare and pay dividends to our stockholders is subject to Delaware law (which may limit the amount of funds available for dividends) and we are not obligated under any applicable laws, our governing documents or any contractual agreements or otherwise to declare or pay any dividends. In addition, because we are a holding company with no material assets (other than the equity interests of our direct subsidiaries), our cash flow and ability to pay dividends is dependent upon the financial results and cash flows of our direct and indirect subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock, and you may not receive any return on an investment in our Class A common stock unless you sell your shares for a price greater than that which you paid for such shares.

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

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are a Delaware corporation and governed by the DGCL. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have similar effects as Section 203 of the DGCL, except that they provide that the Sunset Holders, their affiliates, groups that include the Sunset Holders and certain of their direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We maintain an information security program and governance framework that is designed to protect our information systems against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We utilize third party cybersecurity consultancy firms to manage and execute our cybersecurity programs. These third party firms are led and supervised by our Chief Technology Officer (“CTO”). Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. On a quarterly basis, our third party cybersecurity consultancy firms perform phish testing and on demand information security training. On a yearly basis, our third party consultancy firms perform, among other trainings and assessments, information security awareness training, internal cybersecurity risk assessments, internal and external penetration tests, key vendor risk assessments, incident response tabletop exercises, written information security and business continuity plan policy gap analysis reviews and revisions as well as incident response plan reviews and revisions. The results of the assessments are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee and members of management.

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and, similar to other global financial services firms, we, as well as our clients, investors, associates, regulators, service providers, and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see “Operational risks, data security breaches, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information, which may result in losses or limit our growth.” in “Item 1A – Risk Factors” of this Form 10-K.

Cybersecurity Governance

Board Oversight

Our Board of Directors and Audit Committee are primarily responsible for overseeing and governing our cybersecurity risk management program. Our Board receives updates on cybersecurity and material cybersecurity risks as needed and at least annually by our Chief Compliance Officer or their designee.

Management's Role

Our CTO and Chief Compliance Officer have primary responsibility for assessing and managing material cybersecurity risks, including overseeing and identifying cybersecurity risks associated with our use of third party cybersecurity consultancy firms, and are members of management’s IT Steering Committee, which consists of management team members and certain employees who drive alignment on technology and security decisions across the Company. The IT Steering Committee meets monthly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The IT Steering Committee also considers and makes recommendations to management, the Board of Directors and the Audit Committee on security policies and procedures, security service requirements, and cybersecurity risk mitigation strategies.

Item 2. Properties.

We lease our corporate headquarters and principal offices, which are located at 4514 Cole Avenue, Suite 1600, Dallas, Texas 75205. We also lease additional office space in Illinois, California, North Carolina, New York, Louisiana, Missouri, Maryland, and Colorado. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the New York Stock Exchange under the symbol "PX". There is no established public trading market for our Class B common stock or our Series A Junior Participating Preferred Stock Purchase Rights.

Holders of Record

As of March 6, 2024, there were approximately 6,400 stockholders of record of our Class A common stock and there were approximately 2,740 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We declared a quarterly dividend of $0.0325 per share of our common stock to record holders in each fiscal quarter of 2023.

The declaration and payment by us of any future dividends to holders of our common stock is at the sole discretion of our board of directors. Our board intends to cause us to continue to pay a comparable cash dividend on a quarterly basis. Subject to funds being legally available, we intend to cause P10 Intermediate to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes and to pay our corporate and other overhead expenses, including dividend payments to our stockholders. For more information regarding risk factors that could materially and adversely affect us and our ability to continue to pay a comparable cash dividend on a quarterly basis, refer to "Item 1A. Risk Factors" in this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2023	—	$-	-	$18,936,024
November 1 - 30, 2023	431,500	$9.75	431,500	$14,727,974
December 1 - 31, 2023	428,100	$9.72	428,100	$10,566,370
Total	859,600	$9.74	859,600

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2023.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on October 21, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2023, relative to the performance of the S&P

500 Index, Dow Jones U.S. Asset Managers Index, and Russell 2000 Index. The Company was admitted to the Russell 2000 Index in 2023. The graph and table assume $100 invested on October 21, 2021, and dividends reinvested in the security or index.

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

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this annual report on Form 10-K due to the effects of acquisitions which occurred during the years ended December 31, 2023, 2022, and 2021, but may not have had a material impact on our statements of operations due to the limited period of time which they were included in our consolidated results. This annual report reflects the historical results of operations and financial position of P10 Holdings, our predecessor for accounting purposes, prior to the Reorganization and IPO. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors", the "Summary of Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2023, fiscal 2022 and fiscal 2021 are to our fiscal years ended December 31, 2023 and 2022, respectively.

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

On December 22, 2021, P10 entered into a $250 million credit agreement with a syndicate of banks, including JP Morgan Chase Bank and Texas Capital Bank as joint lead arrangers and bookrunners, which provided for a term loan facility in an aggregate principal amount of $125 million (the "term loan") and revolving commitments in an aggregate principal amount of $125 million (the "revolver") with a four year term and an additional $125 million accordion feature. The variable interest rate is 210 basis points over the Secured Overnight Financing Rate ("SOFR"). The facility includes the option to exercise a $125.0 million accordion feature. The accordion feature was exercised in order to complete the acquisition of Western Technology Investment LLC ("WTI") on October 13, 2022. The outstanding balance as of December 31, 2023 was $292.6 million.

On October 13, 2022, we completed the acquisition of WTI that again further expanded on solutions available to our investors by entering into the venture debt space. The effect of this acquisition is reflected in our Consolidated Balance Sheets at December 31, 2022 and Consolidated Statements of Operations for the year ended December 31, 2022 beginning with the period from October 13, 2022 to December 31, 2022 and forward. The acquisition was accounted for as a business combination and WTI is reported as a consolidated subsidiary of P10.

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of December 31, 2023, $28.7 million has been spent to buy back shares under this program.

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a “Transition Agreement”). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one year transition period to continue serving the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer (“CEO”) of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the “Employment Agreement”) setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. The associated expenses were recorded in compensation and benefits on the Consolidated Statement of Operations.

As of December 31, 2023, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 300+ fund managers, 750+ private market funds and 2,000+ portfolio companies. We have 55 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,600 investment firms, 10,200 funds, 47,000 individual transactions, 31,000 private companies and 317,000 financial metrics. As of December 31, 2023, PES managed $12.3 billion of FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 12 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,800+ investors, 80+ fund managers, 83 direct investments, 350+ private market funds and 12,000+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2023, VCS managed $6.1 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 15 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 110 investors. We currently have 35 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through December 31, 2023, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $6.1 billion. Of the total AUM, impact assets represent $4.0 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,229 GWh of renewable energy from inception to December 31, 2023. As of December 31, 2023, IIS managed $2.0 billion of FPAUM.

•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 39 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 400 credit opportunities annually. We currently maintain 55+ active sponsor relationships and have 80+ platform investments. As of December 31, 2023, PCS managed approximately $2.9 billion of FPAUM.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.5 billion of our FPAUM as of December 31, 2023.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $8.3 billion of our FPAUM as of December 31, 2023.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.5 billion of our FPAUM as of December 31, 2023.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

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
•
Increasing regulatory requirements and political uncertainty. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities. The SEC recently adopted new rules and rule amendments to enhance the regulation of private fund advisers and update the existing compliance rule that applies to all investment advisers. Compliance with these new rules is expected to increase our compliance costs and further restrict certain business activities. In addition, the SEC recently adopted significant new compliance requirements for investment advisers related to cybersecurity matters that are expected to increase compliance costs. There is additional uncertainty around potential legal, regulatory, and tax changes, which may impact our profitability or impact our ability to operate and grow our business.
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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until a certain period of time has lapsed per the agreements. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers asset associated with the agreements and will amortize the assets against revenue over the length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

Operating Expenses

Compensation and benefits are our largest expense and consists of salaries, bonuses, severance, stock-based compensation, earnout and bonus payments related to the acquisition of WTI, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. As such, while this does not impact the compensation we pay to our employees, it allows our investment professionals to receive additional benefit and provides an economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors and investment professionals.

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

Strategic alliance expense is included in operating expenses. This expense is driven by the Strategic Alliance Agreement that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings at the time of acquisition.

Other (Expense)/Income

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other (expense)/income includes the accrued expenses related to litigation and regulatory activity as discussed in Note 14.

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

Results of Operations

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

	For the year ended December 31,

	2023	2022	2021
REVENUES	(in thousands)
Management and advisory fees	$238,729	$196,546	$149,424
Other revenue	3,005	1,814	1,110
Total revenues	241,734	198,360	150,534
OPERATING EXPENSES
Compensation and benefits	154,286	94,297	54,755
Professional fees	12,668	12,856	11,508
General, administrative and other	22,584	18,522	9,870
Contingent consideration expense	560	1,717	3,472
Amortization of intangibles	29,221	26,867	30,431
Strategic alliance expense	1,494	678	152
Total operating expenses	220,813	154,937	110,188

INCOME FROM OPERATIONS	20,921	43,423	40,346

OTHER (EXPENSE)/INCOME

Interest expense implied on notes payable to sellers	—	—	(825)
Interest expense, net	(21,872)	(9,505)	(21,360)
Loss on early extinguishment of debt	—	—	(15,312)
Other (expense)/income	(2,189)	1,545	848
Total other (expense)	(24,061)	(7,960)	(36,649)
Net (loss)/income before income taxes	(3,140)	35,463	3,697
Income tax (expense)	(4,632)	(6,064)	7,070
NET (LOSS)/INCOME	$(7,772)	$29,399	$10,767

Revenues

Years Ended December 31, 2023 and December 31, 2022

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the years ended December 31, 2023 and December 31, 2022. For the year ended December 31, 2023 compared to the year ended December 31, 2022, revenues increased $43.4 million or 22% due to higher management fees from the impact of inorganic growth increasing revenue by $20.3 million driven by the acquisition of WTI and $24.4 million of organic growth across Bonaccord, Hark, RCP, and TrueBridge. This was offset by a decline in revenues of $1.7 million at Five Points driven by fee expirations.

Management and advisory fees increased $42.2 million, or 21%, to $238.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to inorganic growth from the acquisition of WTI, which increased revenue by $20.2 million, and organic FPAUM growth at Bonaccord, Hark, RCP, and TrueBridge of $26.9 million. This was offset by a decline in revenues of $1.7 million at Five Points driven by fee expirations and a decline of revenues of

$3.0 million at Truebridge due to a contract modification that is discussed below. Catch up fees for the year ended December 31, 2023 were $14.4 million. Catch up fees are associated with the fund closings at Bonaccord, TrueBridge and RCP.

Management fees are non-refundable, however, a certain fund was raised in 2022 with the objective of investing in all funds raised by an undisclosed manager across its global platform, most likely across two vintages – 2022 and 2024/2025. The fund closed with $275.0 million of external LP capital. Management fees were charged on $250 million, as the fund manager was unsure how much of the $275.0 million raised would be deployed. The management rate is 1% based on LP commitment. The fund deployed just under 40% of its total fund size in the 2022 vintages, with the remaining 60% reserved for future vintages. In late 2023, the undisclosed manager announced that it would be separating its global platform into three separate geo-specific entities, spinning its India and China operations off into their own independent firms. The fund mandate does not allow investments in these new independent firms. As a result, the fund manager recommended that LPs vote to release all fund LPs from their uninvested capital which was approximately 60% of the original commitment. The fund manager distributed a consent election to that effect. The management fee from inception will be revised based on this new, smaller fund size which is approximately 40%. In addition, to preserve goodwill with limited partners, the fund waived 50% of the recalculated management fee from inception at June 2022 to December 2023. In accordance with ASC 606, this price concession was treated as a contract modification thus reducing revenue in the period in which it was identified which was the fourth quarter of 2023. In the fourth quarter of 2023, revenue was reduced by $3.0 million.

Other revenues, which represent ancillary elements of our business, increased by $1.2 million or 66% to $3.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 driven primarily by an increase of $1.3 million of interest income offset by a decrease of $0.1 million of subscription fee revenues.

	For the year ended December 31,
	2023	2022	2021
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$154,286	$94,297	$54,755
Professional fees	12,668	12,856	11,508
General, administrative, and other	22,584	18,522	9,870
Contingent consideration expense	560	1,717	3,472
Amortization of intangibles	29,221	26,867	30,431
Strategic alliance expense	1,494	678	152
Total operating expenses	$220,813	$154,937	$110,188

Operating Expenses

Years Ended December 31, 2023 and December 31, 2022

Total operating expenses increased by $65.9 million, or 43%, to $220.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to increases in compensation and benefits, as well as amortization expense, and general, administrative, and other expenses primarily due to the transition of the Chief Executive Officer role in October 2023 and a full year of operation with WTI, which was acquired on October 13, 2022 as well as increased operating expenses related to organizational growth.

Compensation and benefits expense increased by $60.0 million, or 64%, to $154.3 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is due to a number of factors. The acquisition of WTI contributed $9.6 million to the increase in compensation expense. Stock based compensation contributed to $18.3 million of the increase in compensation expense. This was driven primarily by the Chief Executive Officer transition which resulted in $15.7 million of stock based compensation expense. Stock based compensation unrelated to the transition increased by $2.4 million. The earn out and bonus accruals associated with the acquisition of WTI as discussed in Note 14 in the footnotes to the Consolidated Financial Statements contributed an increase of $17.4 million. Cash payments of severance contributed to $5.7 million primarily related to management changes. Finally, $9.0 million of the increase in compensation expense was driven by an increase in headcount and associated benefits across all entities.

Professional fees decreased by $0.2 million, or 1%, to $12.7 million primarily driven by a decrease of $1.6 million in legal fees and professional services offset by an increase of $1.4 in audit, tax, and employee placement fees.

General, administrative and other increased by $4.1 million, or 22% to $22.6 million, due primarily to the acquisition of WTI as well as additional placement agent fees associated with increased revenues.

Contingent consideration expense decreased $1.2 million, to $0.6 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was driven by remeasurements of the fair value of contingent consideration from the acquisitions of Hark and Bonaccord. More expense was recognized during 2022 due to increased probability of achieving performance hurdles. Additionally, Hark's earnout was fully settled during the first half of 2023.

Amortization of intangibles increased by $2.4 million, or 9%, to $29.2 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This is recognition of a full year of amortization due to the acquisition of WTI, which was acquired in October 2022, offset by decreases at ECG and RCP. The decrease at ECG is driven by unique syndicate contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decrease at RCP is driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Other (Expense)/Income

Years Ended December 31, 2023 and December 31, 2022

Other expenses increased by $16.1 million, or 202%, to $24.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was driven by a rise in interest expense of $12.4 million. The increase in interest expense correlates to a rise in interest rates throughout 2023, with the principal balance outstanding staying fairly consistent year over year with only a decrease of $0.8 million. The increase was also driven by a legal settlement, primarily related to Oregon Department of Justice, for $2.4 million.

Income Tax Benefit/(Expense)

Years Ended December 31, 2023 and December 31, 2022

Income tax expense decreased by $1.4 million to an expense of $4.6 million for the year ended December 31, 2023 compared to an expense of $6.1 million for the year ended December 31, 2022. The decrease in income tax expense from 2022 to 2023 was due to a reduction in overall taxable income in 2023.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on a pro forma basis as if WTI was acquired on January 1, 2022.

	For the year ended December 31,	For the year ended December 31,

	2023	2022
	(in millions)	(in millions)
Balance, Beginning of Period	$21,206	$19,031
Add:
Acquisitions	—	—
Capital raised (1)	2,818	2,454
Capital deployed (2)	924	1,056
Net Asset Value Change (3)	(121)	(151)
Less:
Scheduled fee base stepdowns	(601)	(577)
Expiration of fee period	(967)	(607)
Balance, End of period	$23,259	$21,206

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the year ended December 31,	For the year ended December 31,

	2023	2022
	(in millions)	(in millions)
Balance, Beginning of Period	$21,206	$17,263
Add:
Acquisitions	—	1,694
Capital raised (1)	2,818	2,454
Capital deployed (2)	924	940
Net Asset Value Change (3)	(121)	9
Less:
Scheduled fee base stepdowns	(601)	(547)
Expiration of fee period	(967)	(607)
Balance, End of period	$23,259	$21,206

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of December 31, 2023

FPAUM increased by $2.1 billion, or 9.7%, to $23.3 billion on a pro forma basis and $2.1 billion or 9.7% to $23.3 billion on an actual basis for the year ended December 31, 2023, due primarily to an increase in capital raised and capital deployed from our private equity and venture capital solutions, which was offset by a decline of fees related to scheduled fee stepdowns and expiration of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months.

Results of Operations for Years Ended December 31, 2022 and 2021

For a comparison of our results of operations for fiscal years ended December 31, 2022 and 2021 see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 27, 2023 and incorporated by reference herein.

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

	For the
	Years Ended
	December 31,
	2023	2022	2021
	(in thousands)
Net (loss)/income	$(7,772)	$29,399	$10,767
Adjustments:
Depreciation & amortization	31,472	28,028	30,703
Interest expense, net	21,872	9,505	37,497
Income tax expense (benefit)	4,632	6,064	(7,070)
Non-recurring expenses	13,874	9,587	8,807
Non-cash stock based compensation	21,519	9,587	2,416
Non-cash stock based compensation - acquisitions	8,674	9,029	—
Non-cash stock based compensation - CEO transition	6,331	—	—
Earn out related compensation	22,992	5,612	—

Adjusted EBITDA	123,594	106,811	83,120
Less:
Cash interest expense	(20,100)	(6,784)	(17,997)
Cash income taxes, net of taxes related to acquisitions	(1,539)	(2,114)	(2,308)
Adjusted Net Income	$101,955	$97,913	$62,815

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	December 31,	December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$32,057	$29,492	$2,565	9%
Goodwill and other intangibles	629,233	658,433	(29,200)	(4)%
Total assets	834,074	826,360	7,714	1%
Accrued compensation and benefits	45,081	18,900	26,181	139%
Debt obligations	289,844	289,224	620	0%
Equity	$425,162	$433,883	$(8,721)	(2)%

There was an increase in cash and cash equivalents from $29.5 million as of December 31, 2022 to $32.1 million as of December 31, 2023 due to operating cash flows largely offset by cash used in financing activities. There was a decrease in goodwill and intangible assets of $29.2 million driven by amortization of intangible assets during the year ended December 31, 2023. Remaining total assets also increased in the same period by $34.4 million primarily due to $21.2 million increase in due from related parties and a $9.9 million increase in prepaid expenses and other assets. These are driven by the Advisory Agreement at Enhanced and inventory assets for tax credit programs at Enhanced, respectively. Additionally, deferred tax assets decreased by $3.8 million driven primarily by an increase in non-deductible expenses such as executive compensation and the Oregon DOJ settlement. which resulted in usage of the NOLs leading to a reduction of deferred tax assets.

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

As of December 31, 2023, the Term Loan with a balance of $201.9 million is incurring interest at a weighted average SOFR rate of 7.39%. As of December 31, 2023, the Revolver Facility is split into thirteen tranches. The total principal outstanding is $90.7 million and the weighted average SOFR rate amongst the tranches is 7.56%. The tranches are all incurring interest at a set rate for one, three, or six month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 for further details provided on the tranches and associated interest periods.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of December 31, 2023, P10 was in compliance with its financial covenants required under the facility. The Company has incurred $20.4 million in interest expense for the year ended December 31, 2023.

Cash Flows

Year Ended December 31, 2023 Compared to the Years Ended December 31, 2022 and December 31, 2021

The following table reflects our cash flows for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,

	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$47,685	$61,675	$49,019
Net cash (used in) investing activities	(2,250)	(98,590)	(47,400)
Net cash (used in)/ provided by financing activities	(42,870)	22,925	29,080
Increase (decrease) in cash, cash equivalents and restricted cash	$2,565	$(13,990)	$30,699

Operating Activities

Years Ended December 31, 2023 and December 31, 2022

Cash from operating activities decreased $14.0 million or 23%, to $47.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The components of this net increase primarily consisted of the following changes in revenue and operating assets and liabilities:

•
An increase in revenues of $43.4 million associated with the acquisition of WTI as well as additional fund closings which is offset by an increase of $21.2 million in the current year of due from related parties that has not been received as of December 31, 2023 related to the Advisory Agreement at Enhanced compared to the year ended December 31, 2022; and
•
An increase of $9.7 million in prepaid expenses and other assets primarily driven by inventory assets related to Enhanced tax credit projects; and
•
An increase in cash used for certain deposits for investments held for customers from December 31, 2022 of $7.9 million; and
•
An increase in cash used for interest payments of $13.3 million.

Investing activities

Years Ended December 31, 2023 and December 31, 2022

The cash used in investing activities decreased by $96.3 million, or 98% to $2.3 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease in cash used in investing activities was due almost entirely to the 2022 acquisition of WTI. The acquisition of WTI resulted in net cash payments of $96.5 million.

Financing Activities

Years Ended December 31, 2023 and December 31, 2022

We used a net $42.9 million in cash for financing activities for the year ended December 31, 2023, as compared to cash provided by financing activities of $22.9 million for the year ended December 31, 2022 due to the following factors: (1) net repayments of $0.8 million in 2023 as compared to net borrowings of $77.5 million in 2022 on the Term Loan and Revolver Facility, (2) repurchases of common stock of $18.6 million in 2023 as compared to $22.4 million in 2022, (3) cash settlement of stock options of $12.5 million in 2022, and (4) dividends paid of $14.8 million in 2023 as compared to $10.5 million in 2022.

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

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2023:

	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Operating lease obligations (1)	$23,471	$4,012	$3,284	$2,993	$2,889	$2,586	$7,707
Debt obligations (2)	292,575	10,625	281,950	—	—	—	—
Total	$316,046	$14,637	$285,234	$2,993	$2,889	$2,586	$7,707

1)
We lease office space under agreements that expire periodically through 2032. The table only includes guaranteed minimum lease payments under these agreements and does not project other related payments.
2)
Debt obligations presented in the table reflect scheduled principal payments related to the various debt instruments of the Company.
Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates, or judgments. See Note 2 of our consolidated financial statements for a summary of our significant accounting policies.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSU's deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 16 for further discussion. Forfeitures are recognized as they occur.

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

Interest Rate Risk

As of December 31, 2023, we had $201.9 million in outstanding principal in Term debt under our Term Loan and Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On December 31, 2023, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.0 million increase in interest expense related to the loan over the next 12 months.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P10, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 12, 2024

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	December 31,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$30,467	$20,021
Restricted cash	1,590	9,471
Accounts receivable	20,620	16,551
Notes receivable	5,755	4,231
Due from related parties	57,696	36,538
Investment in unconsolidated subsidiaries	1,738	2,321
Prepaid expenses and other assets	15,011	5,089
Property and equipment, net	3,325	2,878
Right-of-use assets	17,087	15,923
Contingent payments to customers	14,034	13,629
Deferred tax assets, net	37,518	41,275
Intangibles, net	123,195	151,795
Goodwill	506,038	506,638
Total assets	$834,074	$826,360
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$1,493	$2,578
Accrued expenses	13,561	8,052
Accrued compensation and benefits	45,081	18,900
Due to related parties	2,116	2,157
Other liabilities	854	8,715
Contingent consideration	6,693	17,337
Accrued contingent liabilities	16,222	14,305
Deferred revenues	12,770	12,651
Lease liabilities	20,278	18,558
Debt obligations	289,844	289,224
Total liabilities	408,912	392,477
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 59,340,269 issued and 57,622,895 outstanding as of December 31, 2023, and 43,303,040 issued and 42,365,266 outstanding as of December 31, 2022, respectively	58	42
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 58,597,718 shares issued and 58,474,267 shares outstanding as of December 31, 2023, and 73,131,825 shares issued and 73,008,374 shares outstanding as of December 31, 2022, respectively	58	73
Treasury stock	(17,588)	(9,926)
Additional paid-in-capital	636,073	628,828
Accumulated deficit	(233,012)	(225,879)
Noncontrolling interests	39,573	40,745
Total equity	425,162	433,883
TOTAL LIABILITIES AND EQUITY	$834,074	$826,360

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated VIE Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	December 31,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$20,407	$12,654
Restricted cash	756	756
Accounts receivable	1,421	3,264
Notes receivable	5,697	808
Due from related parties	20,610	16,029
Prepaid expenses and other assets	18,912	3,823
Property and equipment, net	2,012	1,409
Right-of-use assets	16,290	15,081
Contingent payments to customers	14,034	13,629
Intangibles, net	96,404	117,142
Goodwill	382,844	383,444
Total assets	$579,387	$568,039
LIABILITIES
Accounts payable	$1,466	$2,418
Accrued expenses	9,243	16,690
Accrued compensation and benefits	43,614	14,191
Other liabilities	19	-
Contingent consideration	6,693	17,337
Accrued contingent liability	16,222	14,305
Deferred revenues	11,848	11,265
Long-term lease obligation	18,663	16,798
Debt obligations	289,844	-
Deferred tax liabilities, net	-	3,316
Total liabilities	$397,612	$96,320

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,

	2023	2022	2021
REVENUES
Management and advisory fees	$238,729	$196,546	$149,424
Other revenue	3,005	$1,814	1,110
Total revenues	241,734	198,360	150,534
OPERATING EXPENSES
Compensation and benefits	154,286	94,297	54,755
Professional fees	12,668	12,856	11,508
General, administrative and other	22,584	18,522	9,870
Contingent consideration expense	560	1,717	3,472
Amortization of intangibles	29,221	26,867	30,431
Strategic alliance expense	1,494	678	152
Total operating expenses	220,813	154,937	110,188
INCOME FROM OPERATIONS	20,921	43,423	40,346
OTHER (EXPENSE)/INCOME
Interest expense implied on notes payable to sellers	—	—	(825)
Interest expense, net	(21,872)	(9,505)	(21,360)
Loss on extinguishment of debt	—	—	(15,312)
Other (expense)/income	(2,189)	1,545	848
Total other (expense)	(24,061)	(7,960)	(36,649)
Net (loss)/income before income taxes	(3,140)	35,463	3,697
Income tax (expense)/benefit	(4,632)	(6,064)	7,070
NET (LOSS)/INCOME	$(7,772)	29,399	$10,767
Less: preferred dividends attributable to redeemable noncontrolling interests	—	—	(1,593)
Less: net loss/(income) attributable to noncontrolling interests in P10 Intermediate	639	(193)	—
NET (LOSS)/INCOME ATTRIBUTABLE TO P10	$(7,133)	$29,206	$9,174

Earnings per share
Basic (loss)/earnings per share	$(0.06)	$0.25	$0.13
Diluted (loss)/earnings per share	$(0.06)	$0.24	$0.08
Weighted average shares outstanding, basic	116,104	116,751	72,660
Weighted average shares outstanding, diluted	116,104	121,655	112,332

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Common Stock		Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interests	Equity
Balance at December 31, 2020	62,464	$63	-	$-	-	$-	123	$(273)	$324,310	$(264,259)	$-	$59,841
Net income attributable to P10	—	—	—	—	—	—	—	—	—	9,174	—	9,174
Stock-based compensation	—	—	—	—	—	—	—	—	2,416	—	—	2,416
Exchange of common stock and redeemable noncontrolling interest to Class B common stock	(62,464)	(63)	—	—	105,655	106	—	—	197,676	—	—	197,719
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	—	11,500	11	—	—	—	—	129,364	—	—	129,375
Deferred offering costs	—	—	—	—	—	—	—	—	(3,361)	—	—	(3,361)
Issuance of restricted stock awards	—	—	—	—	36	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock in connection with IPO	—	—	8,500	9	(8,500)	(9)	—	—	—	—	—	—
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common stock in connection with registered offering subsequent to reorganization and IPO	—	—	3,000	3	(3,000)	(3)	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	11,464	11	(11,464)	(11)	—	—	—	—	—	—
Balance at December 31, 2021	-	$-	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$-	$395,164
Net income	—	—	—	—	—	—	—	—	—	29,206	193	29,399
Stock-based compensation	—	—	—	—	—	—	—	—	10,361	—	—	10,361
Deferred offering costs	—	—	—	—	—	—	—	—	(80)	—	—	(80)
Issuance of restricted stock awards	—	—	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	—	—	405	—	—	—	—	—	3,833	—	—	3,833
Exchange of Class B common stock for Class A common stock	—	—	8,422	9	(8,422)	(9)	—	—	—	—	—	—
Exercise of stock options (net of tax)	—	—	14	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	—	—	(35)	—	—	—	—	—	(454)	—	—	(454)
Stock repurchase	—	—	(938)	(1)	(1,297)	(1)	938	(9,653)	(12,248)	—	—	(21,903)
Settlement of stock options	—	—	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Capital contributions from non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	40,733	40,733
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(181)	(181)
Dividends declared	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.09	—	—	—	—	—	—	—	—	(10,522)	—	—	(10,522)
Balance at December 31, 2022	-	$-	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Net loss	—	—	—	—	—	—	—	—	—	(7,133)	(639)	(7,772)
Stock-based compensation	—	—	—	—	—	—	—	—	20,988	—	—	20,988
Issuance of restricted stock awards	—	—	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	—	—	1,265	1	—	—	—	—	12,085	—	—	12,086
Exchange of Class B common stock for Class A common stock	—	—	14,354	15	(14,354)	(15)	—	—	—	—	—	—
Exercise of stock options (net of tax)	—	—	386	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	—	—	—	—	—	—	—	—	(9,482)	—	—	(9,482)
Stock repurchase	—	—	(780)	—	(180)	—	780	(7,662)	(1,501)	—	—	(9,163)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(533)	(533)
Dividends declared	—	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends paid per share $0.13	—	—	—	—	—	—	—	—	(14,832)	—	—	(14,832)
Balance at December 31, 2023	-	$-	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(7,772)	$29,399	$10,767
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation	34,653	18,616	3,528
Non-cash incentive compensation	—	—	1,396
Depreciation expense	738	485	272
Amortization of intangibles	29,221	26,867	30,431
Amortization of debt issuance costs and debt discount	1,445	1,116	4,748
Income from unconsolidated subsidiaries	(161)	(1,532)	(1,087)
Deferred tax expense/(benefits)	3,757	3,693	(8,140)
Loss on extinguishment of debt	—	—	10,499
Amortization of contingent payment to customers	1,512	676	—
Remeasurement of contingent consideration	560	1,717	3,472
Post close purchase price adjustment	—	11	—
Change in operating assets and liabilities:
Accounts receivable	(4,069)	(1,066)	407
Due from related parties	(21,158)	(24,181)	(9,782)
Prepaid expenses and other assets	(9,658)	2,871	(1,390)
Right-of-use assets	2,700	2,912	1,651
Accounts payable	(1,085)	(10,889)	(702)
Accrued expenses	5,538	1,556	(2,674)
Accrued compensation and benefits	24,601	8,014	3,335
Due to related parties	(41)	(101)	58
Other liabilities	(7,861)	3,950	1,554
Contingent consideration	(3,210)	—	—
Deferred revenues	119	(302)	2,606
Lease liabilities	(2,144)	(2,137)	(1,930)
Net cash provided by operating activities	47,685	61,675	49,019
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(96,455)	(44,612)
Purchase of intangible assets	(14)	(36)	(30)
Funding of notes receivable	(1,539)	(1,687)	(2,552)
Proceeds from notes receivable	15	7	—
Investments in unconsolidated subsidiaries	(3)	—	(2,638)
Proceeds from investments in unconsolidated subsidiaries	747	1,014	4,080
Software capitalization	(271)	(138)	—
Post-closing payments related to acquisitions	—	—	(1,519)
Purchases of property and equipment	(1,185)	(1,295)	(129)
Net cash used in investing activities	(2,250)	(98,590)	(47,400)
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of notes payable to sellers	—	—	(9,406)
Repayment of loans payable	—	—	(31,658)
Borrowings on debt obligations	62,200	120,662	252,873
Repayments on debt obligations	(63,025)	(43,162)	(295,376)
Cash paid for extinguishment of debt	—	—	(4,813)
Repurchase of Class A common stock for employee tax withholding	(9,482)	(454)	—
Repurchase of Class B common stock	(1,501)	(12,248)	—
Repurchase of Class A common stock	(7,662)	(9,653)	—
Payment of preferred stock dividends	—	—	(2,313)
Proceeds from initial public offering	—	—	138,000
Payment of initial public offering underwriting fees	—	—	(8,626)
Payment of contingent consideration	(7,994)	(7,344)	(727)
Deferred offering costs	—	—	(3,361)
Cash settlement of stock options	—	(12,466)	(1,112)
Dividends paid	(14,832)	(10,522)	—
Distributions to partners	(574)	—	—
Debt issuance costs	—	(1,888)	(4,401)
Net cash (used in)/provided by financing activities	(42,870)	22,925	29,080
Net change in cash, cash equivalents and restricted cash	2,565	(13,990)	30,699
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,492	43,482	12,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$32,057	$29,492	$43,482

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,100	$6,784	$18,719
Cash paid for extinguishment of debt	$—	$—	$4,813
Net cash paid for income taxes	$1,539	$2,480	$5,039
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of noncontrolling interests in acquisition	$—	$40,745	$—
Additions to right-of-use assets	3,864	4,046	9,949
Additions to lease liabilities	3,864	4,995	9,949
Additions to contingent payments to customers	1,917	14,305	—
Additions to accrued contingent liability	1,917	14,305	—
Additions to property and equipment	—	949	—
Additions to contingent consideration	—	—	19,160
Dividends declared	13	1	—
Fair value adjustment to contingent consideration	560	—	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$30,467	$20,021	$40,916
Restricted cash	1,590	9,471	2,566
Total cash, cash equivalents and restricted cash	$32,057	$29,492	$43,482

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 1. Description of Business

Description of Business

On October 20, 2021, P10 Holdings, Inc. ("P10 Holdings"), in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, P10, Inc. ("P10") became the parent company and all of the existing equity of P10 Holdings, and its consolidated subsidiaries. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares.

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

On April 1, 2020, the Company completed the acquisition of Five Points. Five Points is a leading lower middle market alternative investment manager focused on providing both equity and debt capital to private, growth-oriented companies and limited partner capital to other private equity funds, with all strategies focused exclusively in the U.S. lower middle market. In 2022, Five Points established the Reynolda brand that specializes in direct equity funds. Five Points is a registered investment advisor with the United States Securities and Exchange Commission.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

In June 2022, the Company formed P10 Advisors, a wholly-owned consolidated subsidiary, to manage investment opportunities that are sourced across the P10 platform but do not fit within an existing investment mandate.

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

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a “Transition Agreement”). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one year transition period to continue serving the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer (“CEO”) of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the “Employment Agreement”) setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. The associated expenses were recorded in compensation and benefits on the Consolidated Statement of Operations.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

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

Primarily due to the governance structure at subsidiaries, the Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which includes P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Bonaccord, Hark, and WTI. The assets and liabilities of the consolidated VIEs are presented on a gross basis in the Consolidated Balance Sheets. See Note 7 for more information on both consolidated and unconsolidated VIEs.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2023, and December 31, 2022, cash equivalents include money market funds of $11.1 million and $7.8 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of December 31, 2023 and December 31, 2022 was primarily cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP ("Advisory Agreement") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

Notes Receivable

Notes receivable is related to contractual amounts owed from signed, secured promissory notes with BCP Partners Holdings, LP ("BCP") as well as certain employees. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. Refer to Note 6 for further information.

Current Expected Credit Losses

We evaluate our accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. We determine a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. We establish reserves for any estimated credit losses with a corresponding charge in our Consolidated Statements of Operations.

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on historical events, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of December 31, 2023 and December 31, 2022. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of December 31, 2023 and December 31, 2022, respectively, there is $9.6 million and $0.6 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with investments in allocable state tax credits.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Investment in Unconsolidated Subsidiaries

For equity investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. The equity method investments are initially recorded at cost, and their carrying amount is adjusted for the Company’s share in the earnings or losses of each investee, and for distributions received. The Company discontinues applying the equity method if the investment (and net advances) is reduced to zero and shall not record additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company accounts for its investment in ECP, Enhanced PC, and the ECG’s asset management businesses using the equity method of accounting.

For certain entities in which the Company does not have significant influence and fair value is not readily determinable, these investments are not accounted for on the equity method, but instead as equity securities and we value these investments under the measurement alternative. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company accounts for its investment in ECG's tax credit finance division under this method. Distributions from investments in unconsolidated subsidiaries are presented on the accompanying Consolidated Statements of Cash Flows consistent with the nature of the underlying distribution.

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

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess the fair value at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of December 31, 2023, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of December 31, 2023, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Goodwill and indefinite lived intangibles are reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill and indefinite lived intangibles under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit or asset is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill and indefinite lived intangibles. If it is determined that it is more likely than not that an asset's or reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit or asset and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill or indefinite lived intangible). At December 31, 2023 and December 31, 2022 and for the years then ended, the Company determined that there was no impairment to goodwill and indefinite lived intangibles.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of December 31, 2023, the contingent consideration recorded related to the acquisition of

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Bonaccord on the Consolidated Balance Sheets. As of December 31, 2022, the contingent consideration recorded related to the acquisitions of Hark and Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The acquisition-related earnout contingent on employment is a result of the acquisition of WTI. The sellers and certain employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is through December 31, 2027 with the potential to extend an additional two years. Refer to Note 14 for further information.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Statements of Operations to clearly distinguish between our interests and the economic interest of third parties in those entities. Net income attributable to P10, as reported in the Consolidated Statements of Operations, is presented net of the portion of net (loss)/income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of December 31, 2023 and December 31, 2022, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable and due from related parties approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of the credit facility using level two inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. The Company has a contingent consideration liability related to the acquisition of Bonaccord that is measured at fair value and is remeasured on a recurring basis. The Company also had a contingent consideration liability related to the acquisition of Hark, which was paid in full on July 27, 2023. See Note 11 for additional information.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund’s term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

Advisory services fees are determined using fixed-rate fees and are recognized over time as the related services are completed. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

The Company is applying the optional disclosure exemption for variable consideration for unsatisfied performance obligations, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 -10 years as services are provided to the customer.

Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. Catch-up fees are recorded as revenue when such commitments are made as variable consideration.

During 2023, one fund managed by the Company experienced a change in management at one of the underlying portfolio company's it invested it. The fund’s investment thesis and documents required the original manager to continue managing the underlying portfolio company. The change in management caused the fund to be non-compliant with its investment mandate. The Company agreed to modify the terms of the management fee for the fund with the investors, which was not a provision in the original fund agreement and the Company has no history of making similar modifications. As a result, a $3 million reduction in the revenue transaction price was recorded for the year ended December 31, 2023 to reflect the consideration which the Company is entitled to after this concession was provided.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. Interest income is from interest bearing fund bank accounts managed by the Company and is additional consideration per the Limited Partner Agreements. Interest income is recognized as it is earned. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net (loss)/income attributable to common stockholders by the weighted-average number of common shares. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities, if the Company is in a net income position. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. See Note 17 for additional information.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSU's deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 16 for further discussion. Forfeitures are recognized as they occur.

Segment Reporting

According to ASC 280, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Dividends

Dividends are reflected in the Consolidated Financial Statements when declared.

Recent Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes ("Topic 740"): Disclosure Framework - Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. The adoption of Topic 740 did not have a material impact on the Company's Consolidated Financial Statements.

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides amendments to ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss impairment model with a current expected credit loss (“CECL”) model. CECL requires a company to estimate lifetime expected credit losses based on relevant information about historical events, current conditions and reasonable and supportable forecasts. The guidance was applied using the modified retrospective adoption method on January 1, 2023, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on the Company's Consolidated Financial Statements.

Effective January 1, 2023, the Company adopted ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2021-08 did not have a material impact on the Company's Consolidated Financial Statements.

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

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the effects of these amendments on our financial reporting.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740") - Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are evaluating the effects of these amendments on our financial reporting.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 3. Acquisitions

Acquisition of WTI

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI for a total consideration of $146.0 million and an aggregate of 3,916,666 membership units of P10 Intermediate which can be exchanged on a one-for-one basis into shares of P10 Class A common stock, subject to certain conditions pursuant to the Exchange Agreement entered into on August 25, 2022. The acquisition was accounted for as a business combination pursuant to ASC 805.

The following is a summary of consideration paid:

Fair Value
Cash	$105,262
Fair value of equity consideration	40,733
Total purchase consideration	$145,995

In connection with the acquisition, the Company incurred a total of $3.2 million of acquisition-related expenses. Total acquisition-related expenses were $0, $3.2 million and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included in professional fees on the Consolidated Statements of Operations.

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

Pro-forma Financial Information

2022 Acquisition:

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of WTI were completed on January 1, 2021:

	For the Year Ended December 31,

	2022	2021

Revenue	224,500	$182,446

Net income attributable to P10	24,513	6,044

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
Note 4. Revenue

The following presents revenues disaggregated by product offering:

	For the Year Ended December 31,

	2023	2022	2021
Management fees	$233,780	$192,769	$145,811
Advisory fees	4,949	3,777	3,613
Subscriptions	523	642	641
Other revenue	2,482	1,172	469
Total revenues	$241,734	$198,360	$150,534

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the years ended December 31, 2023, 2022, and 2021, the strategic alliance expense reported was $1.5 million, $0.7 million, and $0.2 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of December 31, 2023. Fund II has not yet reached the

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Fund III with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of December 31, 2023 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company has two types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.8 million was drawn as of December 31, 2023 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provide $1.0 million of cash to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes will accrue interest at SOFR plus 2.10% and is payable annually in arrears.

As of December 31, 2023 and December 31, 2022, the total notes receivable balance was $5.8 million and $4.2 million, respectively. The Company recognized interest income of $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $579.4 million and $568.0 million as of December 31, 2023 and December 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $397.6 million and $96.3 million as of December 31, 2023 and December 31, 2022, respectively. The increase in VIE liabilities throughout 2023 is mainly attributable to debt obligations moving from P10, Inc. to P10 Intermediate. With the exception of the Credit Facility, the assets of our consolidated VIE’s are owned by those entities and not generally available to satisfy P10’s obligations. The liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

Unconsolidated VIEs

Through its subsidiary, ECG, the Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company's maximum exposure to loss is limited to the potential loss of assets recognized relating to these unconsolidated entities. These variable interests are included in investment in unconsolidated subsidiaries on the accompanying Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 8. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consist of unconsolidated equity method investments primarily related to ECG’s tax credit finance and asset management activities. Additionally, the investment in Enhanced Capital Partners and Enhanced PC is recorded at zero. The Company, therefore, does not use the equity method of accounting because the Company has no guaranteed obligations or commitments to provide financial support to the investee.

As of December 31, 2023, investment in unconsolidated subsidiaries totaled $1.7 million, of which $1.7 million related to ECG’s asset management businesses and $0 related to ECG’s tax credit finance businesses. As of December 31, 2022, investment in unconsolidated subsidiaries totaled $2.3 million, of which $2.1 million related to ECG’s asset management businesses and $0.2 million related to ECG’s tax credit finance businesses.

Asset Management

ECG manages some of its alternative asset management funds through various unconsolidated subsidiaries and records these investments under the equity method of accounting. ECG recorded its share of income in the amount of $0.2 million for the year ended December 31, 2023 and $1.5 million for the year ended December 31, 2022, which is included in other (expense)/income on the Consolidated Financial Statements. For the year ended December 31, 2023, ECG made $0 of capital contributions and received distributions of $0.6 million. For the year ended December 31, 2022, ECG made $0 of capital contributions and received $1.0 million in distributions.

Tax Credit Finance

ECG provides a wide range of tax credit transactions and consulting services through various entities which are wholly owned subsidiaries of Enhanced Tax Credit Finance, LLC (“ETCF”), which is a wholly owned subsidiary of ECG. Some of these subsidiaries own nominal interests, typically under 1.0%, in various VIEs and record these investments under the measurement alternative described in Note 2. For the year ended December 31, 2023, ECG made $0 of capital contributions and received distributions of $0.1 million. For the year ended December 31, 2022, ECG made $0 of capital contributions and received distributions of $0.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of December 31,	As of December 31,

	2023	2022
Computers and purchased software	$1,528	$631
Furniture and fixtures	1,666	2,201
Leasehold improvements	2,894	2,197
	6,088	5,029
Less: accumulated depreciation	(2,763)	(2,151)
Total property and equipment, net	$3,325	$2,878

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Note 10. Goodwill and Intangibles

Changes in goodwill for the years ended December 31, 2023 and December 31, 2022 are as follows:

Balance at December 31, 2021	$418,701

Purchase price adjustment	(11)
Increase from acquisitions	87,948
Balance at December 31, 2022	$506,638
Purchase price adjustment	(600)
Balance at December 31, 2023	$506,038

During the year ended December 31, 2023, there was a revision to the provisional fair value of the WTI tradenames as a result of obtaining new information that was not available at acquisition. This revision resulted in a purchase price adjustment of $0.6 million to goodwill and intangible assets.

Intangibles consists of the following:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(5,789)	22,451
Management and advisory contracts	194,666	(111,873)	82,793
Technology	2,380	(1,834)	546
Total finite-lived intangible assets	225,286	(119,496)	105,790
Total intangible assets	$242,691	$(119,496)	$123,195

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,350	$—	$17,350
Technology	30	—	30
Total indefinite-lived intangible assets	17,380	—	17,380
Finite-lived intangible assets:
Trade names	28,251	(3,472)	24,779
Management and advisory contracts	194,066	(85,563)	108,503
Technology	2,374	(1,241)	1,133
Total finite-lived intangible assets	224,691	(90,276)	134,415
Total intangible assets	$242,071	$(90,276)	$151,795

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with pattern in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2024	$25,612
2025	21,269
2026	16,640
2027	13,307
2028	9,986
Thereafter	18,976

Total amortization	$105,790

Note 11. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis which are discussed below. The credit facility's estimated fair value was $289.8 million and $289.2 million as of December 31, 2023 and 2022, respectively using Level 2 inputs.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of December 31, 2023, $13.1 million has been paid in total contingent consideration associated with the earnout, of which $5.8 million was paid in the year ended December 31, 2023. It is highly probable that the remainder of the earnout will be achieved. Total remeasurement expense recognized for the years ended December 31, 2023, 2022, and 2021 was $0.5 million, $0.3 million and $1.7 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. The remainder of the earnout is highly probable to be achieved given the fundraising amount to date and projected fundraising should satisfy the targets. As of December 31, 2023, the estimated fair value of the remaining contingent consideration totaled $6.7 million. Following December 31, 2023, the Company has paid $0.2 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the years ended December 31, 2023, 2022, and 2021 totaled $0.1 million, $1.5 million, and $1.7 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration for $5.4 million was paid during the year ended December 31, 2023.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,693	$6,693
Total liabilities	$-	$-	$6,693	$6,693

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$17,337	$17,337
Total liabilities	$-	$-	$17,337	$17,337

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended December 31, 2023 and December 31, 2022.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Year Ended December 31,
	2023	2022
Balance, beginning of year:	$17,337	$22,963
Additions	-	-
Change in fair value	560	1,717
Settlements	(11,204)	(7,343)
Balance, end of period:	$6,693	$17,337

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

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

Revolver facility	$90,700	$80,900
Debt issuance costs	(1,848)	(2,783)
Revolver facility, net	$88,852	$78,117
Term Loan	$201,875	$212,500
Debt issuance costs	(883)	(1,393)
Term loan, net	$200,992	$211,107
Total debt obligations	$289,844	$289,224

The principal balance consists of the following tranches:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	December 31, 2023

	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$118,750	2.10%	5.18%	6/28/2024
Term Loan	83,125	2.10%	5.45%	4/18/2024
Revolver Facility	16,500	2.10%	5.39%	2/29/2024
Revolver Facility	10,500	2.10%	5.36%	1/29/2024
Revolver Facility	14,000	2.10%	5.35%	3/27/2024
Revolver Facility	6,000	2.10%	5.41%	1/23/2024
Revolver Facility	2,000	2.10%	5.36%	1/29/2024
Revolver Facility	12,000	2.10%	5.39%	3/14/2024
Revolver Facility	9,500	2.10%	5.42%	1/8/2024
Revolver Facility	3,500	2.10%	5.39%	1/30/2024
Revolver Facility	5,500	2.10%	5.39%	2/28/2024
Revolver Facility	3,500	2.10%	5.34%	1/4/2024
Revolver Facility	2,100	2.10%	5.38%	3/7/2024
Revolver Facility	4,600	2.10%	5.37%	3/11/2024
Revolver Facility	1,000	2.10%	5.36%	1/22/2024
Total	$292,575

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

Both facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.10%. The Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. Principal for the Term Loan is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities. Certain P10 subsidiaries are encumbered by this debt agreement.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of December 31, 2023, P10 was in compliance with its financial covenants required under the facility. For the years ended December 31, 2023, 2022, and 2021, $20.4 million, $8.4 million, and $22.2 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of December 31, 2023 are as follows:

2024	$10,625
2025	281,950
2026	-
Thereafter	-
$292,575

Debt Issuance Costs

Debt issuance costs are offset against the Revolver Facility and Term Loan. Unamortized debt issuance costs for the Revolver Facility and Term Loan as of December 31, 2023 and December 31, 2022 were $2.7 million and $4.2 million, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Amortization expense related to debt issuance costs totaled $1.4 million for the year ended December 31, 2023, $1.1 million for the year ended December 31, 2022 and $6.0 million for the year ended December 31, 2021. This is included in interest expense, net on the Consolidated Statements of Operations.

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.3 million, $0.3 million and $0.2 million in rent to 210 Capital, LLC for the years ended December 31, 2023, 2022 and 2021, respectively.

Effective April 1, 2020, P10 Intermediate pays a quarterly management fee of $250 thousand to Keystone Capital XXX, LLC, which was the holder of the Series B preferred shares issued by P10 Intermediate in connection with the acquisition of Five Points. As a result of that agreement, P10 Intermediate paid $0, $0, and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. This management fee was terminated effective October 20, 2021 when the Company's redeemable noncontrolling interest was converted to shares of Class B common stock in connection with the Company's IPO.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of December 31, 2023, the total accounts receivable from the Funds totaled $18.9 million, of which $5.5 million related to reimbursable expenses and $13.4 million related to fees earned but not yet received. As of December 31, 2022, the total accounts receivable from the Funds totaled $16.8 million, of which $6.2 million related to reimbursable expenses and $10.6 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed as the projects expire. The Company did not adjust the promised amount of consideration for the effects of a significant financing component at each contract inception as the Company expected that the period between services being provided and cash collection would be less than one year. The total advisory fees are $107.5 million over nine years inclusive of new projects added since inception. This agreement is subject to customary termination provisions. Since inception, $62.0 million of the total $107.5 million advisory fees have been recognized as revenue. There was $45.5 million in remaining performance obligations related to this agreement, which will be recognized between January 1, 2024 and December 31, 2030. For the years ended December 31, 2023, 2022, and 2021, advisory fees earned or recognized under this agreement were $20.9 million, $22.2 million and $19.0 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company also earns interest income on the balance outstanding. Revenues from interest were $0.7 million, $0.3 million, and $0 for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the associated receivable was $48.5 million and $28.5 million and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The invoice associated with this agreement is paid quarterly in arrears and subject to 5% of interest per annum. The Company recognized $13.2 million, $11.5 million and $8.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

Operations. As of December 31, 2023 and December 31, 2022, the associated accrual was $2.1 million and $2.2 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the “Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $8.9 million, $4.4 million, and $0.2 million of fees for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. Two members of the Board of Directors of the Company, including the Executive Chairman, are directors of Crossroads and have recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $20 thousand and $10 thousand have been recognized for the years ended December 31, 2023 and December 31, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. No revenues were recognized for the year ended December 31, 2021.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. Additional Secured Promissory Notes were signed with certain Bonaccord employees on October 13, 2023. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $3.9 million, $3.5 million, and $2.0 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Rent expense for the year ended December 31, 2021 included a reduction to overall expense of $0.3 million for a rent concession as a result of the COVID-19 pandemic. P10 elected the practical expedient, whereby the concessions were treated as a reduction of rent expense during the period received.

The Company leases an insignificant amount of office equipment under non-cancelable financing leases, with the longest lease expiring in 2028. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment is included in general, administrative and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of December 31, 2023:

Operating lease right-of-use assets	$16,901
Operating lease liabilities	$20,087
Cash paid during year ended December 31, 2023 for operating lease liabilities	$3,402
Weighted-average remaining lease term (in years)	6.77
Weighted-average discount rate	4.33%

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The future contractual lease payments as of December 31, 2023 are as follows:

2024	4,012
2025	3,284
2026	2,993
2027	2,889
2028	2,586
Thereafter	7,707
Total undiscounted lease payments	23,471
Less imputed interest	(3,384)
Total operating lease liabilities	$20,087

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payment will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2023, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, $21.0 million, $5.2 million, and $0.0 million of expense was recognized, respectively. As of December 31, 2023 and December 31, 2022, the balance was $26.2 million and $5.2 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company recognized $2.0 million, $0.4 million, and $0 of expense, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, the balance was $2.4 million and $0.4 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement that exists between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the revenue share agreement. As of December 31, 2023, the Company has determined that the put options are probable and have accrued estimated contingent liabilities and contingent payments to customers. As of December 31, 2023 and December 31, 2022, the balance was $16.2 million and $14.3 million, respectively, and is included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers asset balance was $14.0 million and $13.6 million as of December 31, 2023 and December 31, 2022, respectively. The Company recognized $1.5 million, $0.7 million, and $0 of amortization of

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

contingent payments to customers for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Departure of Director

As discussed in Note 18, subsequent to the end of the year, the Company announced that William "Fritz" Souder, the Company's Chief Operating Officer ("COO"), will be retiring from P10 in May of 2024. Associated with his termination, the COO will receive $1.2 million of severance payments. For the year ended December 31, 2023, P10 recognized $1.2 million of severance expense related to the retirement, which is included in compensation and benefits in the Consolidated Statements of Operations.

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

In 2021, the Civil Enforcement Division of the Oregon Department of Justice (Oregon DOJ) initiated an investigation of certain transactions involving the Oregon Low Income Community Jobs Initiative, also known as the Oregon New Markets Tax Credit (NMTC) program, to which a subsidiary of Enhanced Capital, among others, was a party. The Oregon DOJ contended that the subsidiary of Enhanced Capital omitted from the NMTC application information regarding the application of leveraged financing in the transaction and the sources and uses of funds in the proposed transactions. The subsidiary of Enhanced Capital completed non-binding mediation in July 2023 and a settlement was negotiated which was paid in the fourth quarter of 2023. The total settlement was $3.6 million of which the insurance carrier contributed $1.5 million. For the year ended December 31, 2023, the total expense associated with the litigation was $2.1 million in other (expense)/income on the Consolidated Statements of Operations.

Note 15. Income Taxes

The Company is subject to income taxes in the United States. The components of the provision for (benefit from) income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	For the Years Ended
	December 31,
	2023	2022	2021
Current
Federal	$(66)	$193	$918
State	941	2,178	152
Total Current	$875	$2,371	$1,070
Deferred
Federal	$3,752	$3,995	(6,727)
State	5	(302)	(1,413)
Total Deferred	$3,757	$3,693	$(8,140)
Income tax expense/(benefit)	$4,632	$6,064	$(7,070)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2023, 2022, and 2021 are as follows:

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

	For the Years Ended
	December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(3.0%)	(0.1%)	0.0%
State taxes, net of federal benefit	(25.1%)	4.0%	(20.8%)
Nondeductible expenses [2]	(134.8%)	0.6%	(4.6%)
Expiration of net operating losses and tax credits	0.2%	(7.3%)	70.0%
Valuation allowance increase/decrease	(1.8%)	(0.3%)	(247.8%)
Uncertain tax positions	12.0%	(0.8%)	(9.8%)
Return to provision adjustments and change in tax rates	(16.1%)	(0.4%)	0.9%
Other	0.0%	0.4%	0.0%
Effective rate [1]	(147.6%)	17.1%	(191.1%)

1 The overall rate impact was due to a decrease in the pre-tax income and an increase in non-deductible expenses. Due to the non-deductible characteristic of the expenses, the taxable income did not decrease at the same rate as the GAAP income, leading to this change in the tax rate.

2 The 2023 rate impact for “non-deductible expenses” was primarily driven by the increase in executive compensation due to the CEO transition, and a settlement with the Oregon DOJ.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

The components of deferred tax assets as of December 31, 2023 and December 31, 2022 are as follows:

	As of	As of
	December 31,	December 31,
	2023	2022
Deferred tax assets:
Stock compensation	$5,760	$2,428
Interest expense	-	5,107
Other	-	1,382
Passthrough activity—investment in partnerships	9,932	9,029
Intangibles	-	1,365
Net operating losses and credit carryforwards	34,644	34,736
Total deferred tax assets	50,336	54,047
Valuation allowance for deferred tax assets	(12,818)	(12,763)
Deferred tax assets, net of valuation allowance	$37,518	$41,284

Deferred tax liabilities:
Property and equipment	-	(9)
Total deferred tax liabilities	-	(9)
Deferred tax assets, net	$37,518	$41,275

Valuation allowances are established when necessary to reduce deferred tax assets to the amount that are more-likely-than-not expected to be realized based on the weighing of positive and negative evidence. Future realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on the historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. This may change due to many factors, including future market conditions and the ability to successfully execute the business plan and/or tax planning strategies.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company had a valuation allowance against net deferred tax asset of $12.8 million as of December 31, 2023. In 2023, the slight increase in the valuation allowance was attributable to the Section 382 limitations on its NY and NYC NOLs, which were expected to expire unused. The components of the existing valuation allowance primarily include a valuation allowance recorded in 2020 against its net deferred tax asset of $11.4 million due to the write-off of an intercompany debt which is capital in nature. Management believes that it is not more-likely-than-not that future operations will generate sufficient taxable capital gain income to realize the deferred tax asset. This assessment remains valid for 2023, and no adjustments have been made to this valuation allowance. The remaining $1.4 million valuation allowance is against the NOLs that are expected to expire without being used. However, should there be a change in the ability to recover deferred tax assets, the income tax provision would either increase or decrease in the period when the assessment is modified.

As of December 31, 2023, the Company had federal carryforwards of approximately $160.1 million (net of uncertain tax reserve). The federal NOL carryforward may expire beginning in 2024, if not utilized. This includes $14.0 million of federal NOLs that may expire in 2024, $23.8 million that may expire in 2025, $18.4 million that may expire in 2026, and $108.2 million that may expire between 2027-2037. The Company is expected to use the federal NOLs before expiration based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. The Company had post-rate effected state NOLs (net of valuation allowance on expected expire unused) of approximately $0.6 million as of December 31, 2023. Utilization of the NOLs and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

The Company accounts for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination based on the technical merits. Recording an uncertain tax position is inherently uncertain and requires making judgments, assumptions, and estimates. The Company believes the judgments, assumptions and estimates made are reasonable and appropriate, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amount recorded, such difference will affect the provision for income taxes and the effective tax rate in the period in which such determination is made.

The reconciliation of the Company's unrecognized tax benefits, which is included in deferred tax assets, net on the Consolidated Balance Sheets, at the beginning and end of the year is as follows:

	For the Years Ended
	December 31,
	2023	2022
Balance at January 1	$6,742	$7,017
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(550)	(275)
Settlements	-	-
Balance at December 31	$6,192	$6,742

The uncertain tax position is primarily related to imputed interest, and research and development credits. The 2023 decrease of $0.5 million resulted from the release of the state exposure related to the intercompany interest expense. This release was due to the statute of the limitation expired in the states where the uncertain tax positions existed.

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company has $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan.. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares, resulting in a total of 18,300,000 shares available for grant under the Plan and the 2018 Plan. As of December 31, 2023, there are 1.8 million shares available for grant.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

A summary of stock option activity for the years ended December 31, 2023 and December 31, 2022 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2021	7,095,936	$3.71	7.45	$73,156,722
Granted	4,948,733	10.90
Exercised	(47,905)	6.34
Settled	(1,120,000)	0.41
Expired/Forfeited	(264,533)	9.73

Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141

Exercisable as of December 31, 2022	314,105	$3.74	5.74	$2,176,407

Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Granted	3,825,842	10.12
Exercised	(721,222)	1.97
Settled	—	—
Expired/Forfeited	(1,001,470)	10.20
Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Exercisable as of December 31, 2023	1,683,231	$6.05	7.30	$7,019,738

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits on our Consolidated Statements of Operations. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on a $0.0325 per share quarterly dividend. The stock-based compensation expense for stock options was $10.3 million, $3.9 million, and $3.4 million for the years ended December 31, 2023, 2022, and 2021 respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2023 was $7.7 million and is expected to be recognized over a weighted average period of 2.90 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2023 and December 31, 2022 were as follows:

	For the Years Ended December 31,
	2023	2022
Expected life	7.5 (yrs)	7.5 (yrs)
Expected volatility	38.28%	36.57%
Risk-free interest rate	4.11%	3.50%
Expected dividend yield	1.19%	0.85%

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The Company has granted restricted stock awards ("RSAs") to certain employees. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2021	$36,033	$12.49
Granted	33,346	12.37
Vested	(36,033)	12.49
Forfeited	-	-
Outstanding as of December 31, 2022	33,346	12.37
Outstanding as of December 31, 2022	33,346	$12.37
Granted	32,722	11.46
Vested	(33,346)	12.37
Forfeited	—	—
Outstanding as of December 31, 2023	32,722	$11.46

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. All of the shares currently vest one year from the grant date excluding the Hark, Bonaccord, and Executive Market Units, which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of December 31, 2023, certain performance metrics have been met and specific employees have earned $8.0 million in value, which $6.6 million was issued in shares and $1.4 million was issued in cash. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. Future vested tranches will be settled in cash. An expense of $5.6 million, $7.0 million, and $0 has been recorded for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $4.8 million as of December 31, 2023.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. As of December 31, 2023, all Hark Units have vested and been issued. An expense of $0.3 million and $1.3 million have been recorded for the years ended December 31, 2023 and December 31, 2022 on the Consolidated Statements of Operations.

At the time of executive transition, the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The Executive Transition Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The award has a stated value of $4.0 million and will be issued in $1 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of December 31, 2023, $1.0 million has been issued. For the year ended December 31, 2023, $0.5 million of stock compensation was recognized on the Consolidated Statements of Operations. The unrecognized expense associated with the Executive Transition Units was $3.5 million as of December 31, 2023.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

At the time of executive transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day volume-weighted average price (“VWAP”). The executive is entitled to receive RSUs upon the thirty day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of December 31, 2023, none of the Executive Market Units have vested. For the year ended December 31, 2023, $0.5 million of stock compensation was recognized on the Consolidated Statements of Operations.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life	5.0 (yrs)
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the performance conditions have not been satisfied, Executive Transition Units that have not vested and are recorded as a liability, and Bonaccord or Hark that were issued outside of the Plan, that have not vested and are recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2021	$59,654	$12.74
Granted	853,900	11.16
Vested	(405,419)	12.65
Forfeited	-	-
Outstanding as of December 31, 2022	508,135	11.34
Outstanding as of December 31, 2022	508,135	$11.34
Granted	2,911,391	9.54
Vested	(2,001,432)	10.27
Forfeited	—	—
Outstanding as of December 31, 2023	1,418,094	$9.15

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net (loss)/income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the year ended December 31, 2023, diluted EPS reflects the potential dilution that could occur assuming that all units in P10 Intermediate, that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Year Ended December 31,

	2023	2022	2021
Numerator:
Numerator for basic calculation—Net (loss)/income
Numerator for basic calculation—Net (loss)/income attributable to P10	$(7,133)	$29,206	$9,174
Adjustment for:
Net (loss)/income attributable to noncontrolling interests in P10 Intermediate	(639)	193	-
Numerator for (loss)/earnings per share
Numerator for (loss)/earnings per share assuming dilution	$(7,772)	$29,399	$9,174
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	116,104	116,751	72,660
Weighted shares assumed upon exercise of partnership units	-	979	-
Weighted shares assumed upon exercise of stock options	-	3,924	39,670
Denominator for (loss)/earnings per share assuming dilution	116,104	121,655	112,332
(Loss)/earnings per Class A share—basic	$(0.06)	$0.25	$0.13
(Loss)/earnings per Class A share—diluted	$(0.06)	$0.24	$0.08
(Loss)/earnings per Class B share—basic	$(0.06)	$0.25	$0.13
(Loss)/earnings per Class B share—diluted	$(0.06)	$0.24	$0.08

If the Company was in a net income position, the computations of diluted earnings per share on a weighted average basis would exclude 7.0 million options for the year ended December 31, 2023. The computations of diluted earnings per share excluded options to purchase 6.7 million shares of common stock for the year ended December 31, 2022 and 0.1 million options for the year ended December 31, 2021, respectively, because the options were anti-dilutive.

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

Note 19. Subsequent Events

The Board of Directors of the Company has declared a quarterly dividend of $0.0325 per share of Class A and Class B common stock, payable on March 26, 2024, to the holders of record as of the close of business on March 11, 2024.

On February 9, 2024, the Company announced that William "Fritz" Souder will be retiring from P10 and his employment will end as of the expiration of the initial term of his employment agreement on May 11, 2024, unless terminated earlier in accordance with the provisions of the employment agreement. Accordingly, Mr. Souder will, subject to his entering into a general release of claims, receive the following severance payments and benefits in accordance with his

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts stated in thousands)

employment agreement: (i) a lump sum payment, equal to twelve (12) months of his base salary; (ii) subject to his timely election and elegibility for COBRA, reimbursement of COBRA premiums for health insurance continuation coverage (to the extent such premiums exceed the contributory cost for the same coverage that P10 charges active employees) for twelve (12) months or until his right to COBRA continuation expires, whichever is shorter; (iii) the target amount of his annual bonus (100% of base salary); (iv) immediate vesting of any and all options, restricted stock, and restricted stock units owned directly or beneficially by him and carried interests in the investment vehicles of the affiliated entities granted to him; and (v) he will be released from all lock up restrictions. For the year ended December 31, 2023, the Company recognized $1.2 million of severance expense, which is included in compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2023.

On February 27, 2024, the Board of Directors authorized an additional $40.0 million of repurchases of outstanding Class A and B shares of the Company's stock under the Stock Repurchase Program.

On March 4, 2024, the Company granted to employees 2,470,917 options under the 2021 Incentive Plan. The exercise of options granted to employees other than Section 16 officers are contingent upon approval by the Company’s shareholders of an increase in the share reserve under the 2021 Incentive Plan at the Company’s 2024 annual shareholder meeting. The options vest 25% a year starting with the second anniversary of the date of grant and expire ten years from the grant date.

On March 4, 2024, the Company granted to employees 845,394 restricted stock units under the 2021 Incentive Plan. The RSUs vest on the first anniversary of the grant.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2023, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 10, 2023, 210/P10 Acquisition Partners, LLC, an entity over which Robert Alpert, our Executive Chairman of the Board and Clark Webb, our Executive Vice Chairman of the Board have control, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale of up to 3,500,000 shares of our Class A common stock. The first trades under the plan will not occur until March 10, 2024 at the earliest and the plan will expire on December 10, 2024, subject to early termination for certain specified events as set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

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

4.2

First Amendment to Rights Agreement, dated as of September 15, 2023 by and among the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 15, 2023).

4.3*	Description of Securities

10.1

Controlled Company Agreement, dated as of October 20, 2021, by and among P10, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

10.2	Amendment No. 1 to Controlled Company Agreement, dated as of May 16, 2023 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2023).

10.3

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

10.5+	P10, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.6+

Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.7+	Form of Stock Option Agreement under the 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.8+

Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and Robert Alpert (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.9+

Executive Transition Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and Robert Alpert (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2023).

10.10+

Amended & Restated Employment Agreement, dated as of May 12, 2023, by and between P10 Intermediate Holdings LLC, and C. Clark Webb (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.11+

Executive Transition Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and C. Clark Webb (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).

10.12+

Employment Agreement, dated as of May 12, 2023, by and among P10 Intermediate Holdings LLC and William F. Souder (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2023).

10.13+

Employment Agreement, dated as of October 20, 2023, by and between P10 Intermediate Holdings, LLC and Luke A. Sarsfield III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).

10.14+

Separation Agreement and General Release, dated as of May 12, 2023, by and among P10 Holdings, Inc., RCP Advisors 3, LLC and Jeff Gehl (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2023).

10.15

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

10.16

Letter Agreement re: Sale and Purchase of Five Points Capital, Inc. (Management Fees - Partners), dated January 16, 2020, by and among P10 Intermediate Holdings LLC, Five Points Capital, Inc., Jonathan B. Blanco, S. Whitfield Edwards, Scott L. Snow and Marshall C. White (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed on September 27, 2021).

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

10.24

Form of Company Lock-Up Agreement, by and between P10, Inc. and the party listed on the signature page thereto (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed on October 12, 2021).

10.25

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

10.26

Exchange Agreement, dated August 25, 2022 by and among P10, Inc., P10 Holdings Inc., P10 Intermediate Holdings LLC, and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.27

Increase Joinder and Credit Agreement First Amendment, dated August 25, 2022, by and among P10, Inc., the Guarantors party thereto from time to time, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report in Form 8-K filed on August 26, 2022).

10.28+

Employment Agreement, dated as of November 11, 2022 by and between P10 Intermediate Holdings, LLC and Amanda Coussens (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 27, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm as to P10, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contracts and compensation plans and arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: March 12, 2024	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Luke A. Sarsfield III and Amanda Coussens, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2024	By:	/s/ Robert Alpert
Robert Alpert
Executive Chairman and Chairman of the Board of Directors

Date: March 12, 2024	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2024	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2024	By:	/s/ C. Clark Webb
C. Clark Webb
Executive Vice Chairman and Director

Date: March 12, 2024	By:	/s/ Travis Barnes
Travis Barnes
Director

Date: March 12, 2024	By:	/s/ Edwin Poston
Edwin Poston
Director

Date: March 12, 2024	By:	/s/ David M. McCoy
David M. McCoy
Director

Date: March 12, 2024	By:	/s/ Robert B. Stewart, Jr.
Robert B. Stewart, Jr.
Director

Date: March 12, 2024	By:	/s/ Scott Gwilliam
Scott Gwilliam
Director