Form 10-Q
period 2024-03-31
P10, Inc.
filed 2024-05-09
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4514 Cole Ave, Suite 1600 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share Series A Junior Participating Preferred Stock Purchase Rights	PX	NYSE

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

As of May 6, 2024, there were 54,673,874 shares of the registrant's Class A common stock and 58,348,721 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$28,996	$30,467
Restricted cash	1,035	1,590
Accounts receivable	23,293	20,620
Notes receivable	5,822	5,755
Due from related parties	62,756	57,696
Investment in unconsolidated subsidiaries	2,795	1,738
Prepaid expenses and other assets	12,423	15,011
Property and equipment, net	3,365	3,325
Right-of-use assets	19,724	17,087
Contingent payments to customers	13,624	14,034
Deferred tax assets, net	36,181	37,518
Intangibles, net	116,758	123,195
Goodwill	506,038	506,038
Total assets	$832,810	$834,074
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$14,313	$15,054
Accrued compensation and benefits	45,204	45,081
Due to related parties	458	2,116
Other liabilities	298	854
Contingent consideration	6,509	6,693
Accrued contingent liabilities	16,222	16,222
Deferred revenues	13,008	12,770
Lease liabilities	22,676	20,278
Debt obligations	314,036	289,844
Total liabilities	432,724	408,912
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 59,983,472 issued and 54,582,698 outstanding as of March 31, 2024, and 59,340,269 issued and 57,622,895 outstanding as of December 31, 2023, respectively	55	58
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 58,562,814 shares issued and 58,439,363 shares outstanding as of March 31, 2024, and 58,597,718 shares issued and 58,474,267 shares outstanding as of December 31, 2023, respectively	58	58
Treasury stock	(47,622)	(17,588)
Additional paid-in-capital	635,944	636,073
Accumulated deficit	(227,991)	(233,012)
Noncontrolling interests	39,642	39,573
Total equity	400,086	425,162
TOTAL LIABILITIES AND EQUITY	$832,810	$834,074

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended March 31,

	2024	2023
REVENUES
Management and advisory fees	$65,122	$56,587
Other revenue	993	$666
Total revenues	66,115	57,253
OPERATING EXPENSES
Compensation and benefits	37,109	35,642
Professional fees	3,768	3,842
General, administrative and other	6,057	4,857
Contingent consideration expense	30	390
Amortization of intangibles	6,437	7,248
Strategic alliance expense	615	403
Total operating expenses	54,016	52,382
INCOME FROM OPERATIONS	12,099	4,871
OTHER (EXPENSE)/INCOME
Interest expense, net	(5,776)	(5,172)
Other income	678	113
Total other (expense)	(5,098)	(5,059)
Net income/(loss) before income taxes	7,001	(188)
Income tax (expense)/benefit	(1,758)	957
NET INCOME	$5,243	$769

Less: net income attributable to noncontrolling interests in P10 Intermediate	(222)	(164)
NET INCOME ATTRIBUTABLE TO P10	$5,021	$605

Earnings per share
Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01
Weighted average shares outstanding, basic	115,129	115,921
Weighted average shares outstanding, diluted	122,841	123,926

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interst	Equity

Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Net Income	—	—	—	—	—	—		605	164	769
Stock-based compensation	—	—	—	—	—	—	3,252			3,252
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	294	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(122)	(122)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	$43	72,832	$73	1,061	$(9,926)	$624,706	$(225,274)	$40,787	$430,409

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	(300)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$(227,991)	$39,642	$400,086

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,243	$769
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,715	7,099
Depreciation expense	218	155
Amortization of intangibles	6,437	7,248
Amortization of debt issuance costs and debt discount	348	330
Income from unconsolidated subsidiaries	(272)	(114)
Deferred tax expense/(benefit)	1,338	(1,053)
Amortization of contingent payment to customers	410	367
Remeasurement of contingent consideration	30	390
Change in operating assets and liabilities:
Accounts receivable	(2,673)	(915)
Due from related parties	(5,060)	(4,518)
Prepaid expenses and other assets	1,738	442
Right-of-use assets	1,310	658
Accounts payable and accrued expenses	(881)	3,281
Accrued compensation and benefits	(417)	3,896
Due to related parties	(1,658)	(1,766)
Other liabilities	(556)	1,337
Deferred revenues	238	3,486
Lease liabilities	(1,549)	(315)
Net cash provided by operating activities	10,959	20,777
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	—	(21)
Funding of notes receivable	(111)	(211)
Proceeds from notes receivable	44	2
Investments in unconsolidated subsidiaries	(3)	—
Distributions from investments in unconsolidated subsidiaries	68	22
Software capitalization	—	(9)
Purchases of property and equipment	(258)	(484)
Net cash used in investing activities	(260)	(701)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	47,500	16,000
Repayments on debt obligations	(23,656)	(21,657)
Repurchase of Class A common stock	(30,038)	—
Repurchase of Class A common stock for employee tax withholding	(2,207)	(3,038)
Repurchase of Class B common stock	—	(851)
Payment of contingent consideration	(214)	(688)
Dividends paid	(3,774)	(3,477)
Distributions to non-controlling interests	(336)	—
Net cash used in financing activities	(12,725)	(13,711)
Net change in cash, cash equivalents and restricted cash	(2,026)	6,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	32,057	29,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$30,031	$35,857

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,406	$2,863
Net cash paid for income taxes	$19	$58
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,947	$3,475
Additions to lease liabilities	3,947	3,475
Dividends declared	23	1

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$28,996	$25,050
Restricted cash	1,035	10,807
Total cash, cash equivalents and restricted cash	$30,031	$35,857

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

On December 1, 2017, the Company changed its name from P10 Industries, Inc. to P10 Holdings, Inc. We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters are in Dallas, Texas.

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of March 31, 2024, no units have been exchanged into shares of P10 Class A common stock.

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

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. On February 27, 2024, the Board approved an additional $40.0 million to be used towards repurchases. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of March 31, 2024, $59.5 million has been spent to buy back shares under this program.

On October 20, 2023, the Company had a transition of executives ("Executive Transition") and entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a “Transition Agreement”). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one year transition period to continue serving the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer (“CEO”) of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the “Employment Agreement”) setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations. See Note 15 for further information.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2024, and December 31, 2023, cash equivalents include money market funds of $11.3 million and $11.1 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”)

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of March 31, 2024 and December 31, 2023 was primarily cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash reported in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP ("Advisory Agreement") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

Notes Receivable

Notes receivable is related to contractual amounts owed from signed, secured promissory notes with BCP Partners Holdings, LP ("BCP") as well as certain employees. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. Refer to Note 5 for further information.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible; based on historical events, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of March 31, 2024 and December 31, 2023. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of March 31, 2024 and December 31, 2023, respectively, there is $8.5 million and $9.6 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

Investment in Unconsolidated Subsidiaries

For equity investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. The equity method investments are initially recorded at cost, and their carrying amount is adjusted for the Company’s share in the earnings or losses of each investee, and for distributions received. The Company discontinues applying the equity method if the investment (and net advances) is reduced to zero and shall not record

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company accounts for its investment in ECP, Enhanced PC, and the ECG's asset management businesses using the equity method of accounting.

For certain entities in which the Company does not have significant influence and fair value is not readily determinable, these investments are not accounted for on the equity method, but instead as equity securities and we value these investments under the measurement alternative. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The Company accounts for RCP's investment in a privately held investment manager and ECG's tax credit finance division under this method. Distributions from investments in unconsolidated subsidiaries are presented on the accompanying Consolidated Statements of Cash Flows consistent with the nature of the underlying distribution.

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

Leases

The Company recognizes a lease liability and right-of-use asset in our Consolidated Balance Sheets for contracts that it determines are leases or contain a lease. The Company’s leases primarily consist of operating leases for various office spaces. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent, lease incentives, and certain other existing lease liabilities. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, and the Company would account for this when it is reasonably certain that the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, upon amendments or other events, the Company may be required to remeasure our lease liability and right-of-use asset.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The Company does not recognize a lease liability or right-of-use asset on our Consolidated Balance Sheets for short-term leases. Instead, the Company recognizes short-term lease payments as an expense when incurred. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.

Revenue Share and Repurchase Arrangement

The Company recognizes an accrued contingent liability and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and a third party. The agreement requires ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third party will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess the fair value at each reporting period. Refer to Note 13 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of March 31, 2024, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of March 31, 2024, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the contingent consideration is related to the acquisition of Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The acquisition-related earnout contingent on employment is a result of the acquisition of WTI. The sellers and certain employees of WTI are eligible to earn up to $70.0 million

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is through December 31, 2027 with the potential to extend an additional two years. Refer to Note 13 for further information.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Statements of Operations to clearly distinguish between our interests and the economic interest of third parties in those entities. Net income attributable to P10, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of March 31, 2024 and December 31, 2023, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable, and due from related parties approximate fair values due to the short-term maturities of these instruments. We estimate the fair value of the credit facility using level two inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. The Company has a contingent consideration liability related to the acquisition of Bonaccord that is measured at fair value and is remeasured on a recurring basis. The Company also had a contingent consideration liability related to the acquisition of Hark, which was paid in full on July 27, 2023. See Note 10 for additional information.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities, if the Company is in a net income position. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. See Note 16 for additional information.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 for further discussion. Forfeitures are recognized as they occur.

Segment Reporting

According to ASC 280, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our chief operating decision maker (our Chief Executive Officer) evaluates financial performance and makes decisions regarding the allocation of resources.

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

Recent Accounting Pronouncements

Effective January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The adoption of ASU 2022-03 did not have a material impact on the Company's Consolidated Financial Statements.

Pronouncements Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

interim periods within fiscal years beginning after December 15, 2024. We are evaluating the effects of these amendments on our financial reporting.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We are evaluating the effects of these amendments on our financial reporting.

Note 3. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended March 31,

	2024	2023
Management fees	$63,844	$55,536
Advisory fees	1,278	1,051
Subscriptions	169	134
Other revenue	824	532
Total revenues	$66,115	$57,253

Note 4. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three months ended March 31, 2024 and 2023, the strategic alliance expense reported was $0.6 million and $0.4 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of March 31, 2024. Fund II has not yet reached the final close but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Bonaccord Fund III ("Fund III") with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of March 31, 2024 as Fund III has not yet started raising capital. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 5. Notes Receivable

The Company has two types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.8 million was drawn as of March 31, 2024 with a maturity date of September 30, 2031. The note will

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and is collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes will accrue interest at SOFR plus 2.10% and is payable annually in arrears.

As of March 31, 2024 and December 31, 2023, the total notes receivable balance was $5.8 million and $5.8 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $566.6 million and $579.4 million as of March 31, 2024 and December 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $422.6 million and $397.6 million as of March 31, 2024 and December 31, 2023, respectively. With the exception of the Credit Facility, the assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. The liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

Note 7. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consist of unconsolidated equity method investments primarily related to ECG’s tax credit finance and asset management activities. Additionally, the investment in Enhanced Capital Partners and Enhanced PC is recorded at zero. The Company, therefore, suspended the use of the equity method of accounting because the Company has no guaranteed obligations or commitments to provide financial support to the investee.

As of March 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.9 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses, and $0 related to ECG’s tax credit finance businesses. As of December 31, 2023, investment in unconsolidated subsidiaries totaled $1.7 million, of which $0 related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses, and $0 related to ECG’s tax credit finance businesses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of March 31,	As of December 31,
	2024	2023
Computers and purchased software	$1,611	$1,528
Furniture and fixtures	1,671	1,666
Leasehold improvements	3,058	2,894
	6,340	6,088
Less: accumulated depreciation	(2,975)	(2,763)
Total property and equipment, net	$3,365	$3,325

Note 9. Goodwill and Intangibles

Changes in goodwill for the three months ended March 31, 2024 are as follows:

Balance at December 31, 2023	$506,038
Increase from acquisitions	-
Balance at March 31, 2024	$506,038

Intangibles consists of the following:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(6,422)	21,818
Management and advisory contracts	194,666	(117,528)	77,138
Technology	2,380	(1,983)	397
Total finite-lived intangible assets	225,286	(125,933)	99,353
Total intangible assets	$242,691	$(125,933)	$116,758

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(5,789)	22,451
Management and advisory contracts	194,666	(111,873)	82,793
Technology	2,380	(1,834)	546
Total finite-lived intangible assets	225,286	(119,496)	105,790
Total intangible assets	$242,691	$(119,496)	$123,195

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2024	$19,175
2025	21,269
2026	16,640
2027	13,307
2028	9,986
Thereafter	18,976

Total amortization	$99,353

Note 10. Fair Value Measurements

The Company measures certain liabilities at fair value on a recurring basis which are discussed below. The credit facility's estimated fair value was $314.0 million and $289.8 million as of March 31, 2024 and December 31, 2023, respectively using Level 2 inputs.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of March 31, 2024, $13.4 million has been paid in total contingent consideration associated with the earnout, of which $0.2 million was paid in the three months ended March 31, 2024. Total remeasurement expense recognized for the three months ended March 31, 2024 and March 31, 2023 was $0 and $0.3 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. The remainder of the earnout is highly probable to be achieved given the fundraising amount to date and projected fundraising should satisfy the targets. As of March 31, 2024, the estimated fair value of the remaining contingent consideration totaled $6.5 million. Following March 31, 2024, through the date these financial statements were issued, the Company has paid $1.0 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the three months ended March 31, 2024 and March 31, 2023 totaled $0 and $0.1 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration of $5.4 million was paid during the year ended December 31, 2023.

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,509	$6,509
Total liabilities	$-	$-	$6,509	$6,509

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,693	$6,693
Total liabilities	$-	$-	$6,693	$6,693

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended March 31, 2024 and December 31, 2023.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of year:	$6,693	$17,337
Change in fair value	30	390
Settlements	(214)	(688)
Balance, end of period:	$6,509	$17,039

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

Note 11. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

Revolver facility	$117,200	$90,700
Debt issuance costs	(1,615)	(1,848)
Revolver facility, net	$115,585	$88,852

Term Loan	$199,219	$201,875
Debt issuance costs	(768)	(883)
Term loan, net	$198,451	$200,992
Total debt obligations, net	$314,036	$289,844

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The principal balance consists of the following tranches:

	March 31, 2024
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$117,188	2.10%	5.18%	6/28/2024
Term Loan	82,031	2.10%	5.45%	4/18/2024

Revolver Facility	16,500	2.10%	5.34%	5/29/2024
Revolver Facility	9,500	2.10%	5.32%	4/29/2024
Revolver Facility	14,000	2.10%	5.31%	6/27/2024
Revolver Facility	12,000	2.10%	5.33%	6/14/2024
Revolver Facility	2,000	2.10%	5.33%	4/8/2024
Revolver Facility	3,500	2.10%	5.32%	4/30/2024
Revolver Facility	5,500	2.10%	5.34%	5/28/2024
Revolver Facility	12,100	2.10%	5.32%	4/8/2024
Revolver Facility	4,600	2.10%	5.32%	6/11/2024
Revolver Facility	2,000	2.10%	5.32%	5/23/2024
Revolver Facility	7,500	2.10%	5.33%	4/15/2024
Revolver Facility	10,500	2.10%	5.34%	6/3/2024
Revolver Facility	17,500	2.10%	5.33%	4/22/2024
Total	$316,419

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of March 31, 2024, P10 was in compliance with its financial covenants required under the facility. For the three months ended March 31, 2024 and March 31, 2023, $5.4 million and $4.8 million of interest expense was incurred, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Debt Payable

Future principal maturities of debt as of March 31, 2024 are as follows:

2024	$7,969
2025	308,450
2026	-
Thereafter	-
$316,419

Note 12. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three months ended March 31, 2024 and March 31, 2023, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of March 31, 2024, the total accounts receivable from the Funds totaled $23.8 million, of which $6.9 million related to reimbursable expenses and $16.9 million related to fees earned but not yet received. As of December 31, 2023, the total accounts receivable from the Funds totaled $18.9 million, of which $5.5 million related to reimbursable expenses and $13.4 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP, and new projects undertaken by Enhanced PC. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed as the projects expire. The Company did not adjust the promised amount of consideration for the effects of a significant financing component at each contract inception as the Company expected that the period between services being provided and cash collection would be less than one year. The total advisory fees are $110.1 million over ten years inclusive of new projects added since inception. This agreement is subject to customary termination provisions. Since inception, $66.2 million of the total $110.1 million advisory fees have been recognized as revenue. There was $43.9 million in remaining performance obligations related to this agreement, which will be recognized between April 1, 2024 and December 31, 2031. For the three months ended March 31, 2024 and March 31, 2023, advisory fees earned or recognized under this agreement were $4.2 million and $4.9 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company also earns interest income on the balance outstanding. Revenues from interest were $0.2 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the associated receivable was $52.7 million and $48.5 million and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The invoice associated with this agreement is paid quarterly in arrears and subject to 5% of interest per annum. The Company recognized $3.2 million and $3.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively, related to this agreement within compensation and benefits in our Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the associated accrual was $0.4 million and $2.1 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $2.2 million and $2.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two members of the Board of Directors of the Company, including the Executive Chairman, are directors of Crossroads and have recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $5 thousand have been recognized for the three months ended March 31, 2024 and March 31, 2023, which is included in management and advisory fees on the Consolidated Statements of Operations.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. Additional Secured Promissory Notes were signed with certain Bonaccord employees on October 13, 2023. For details, see Note 5.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.0 million for the three months ended March 31, 2024 and $0.8 million for the three months ended March 31, 2023.

The Company leases an insignificant amount of office equipment under non-cancelable financing leases, with the longest lease expiring in 2028. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment is included in general, administrative, and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of March 31, 2024:

Operating lease right-of-use assets	$19,551
Operating lease liabilities	$22,498
Cash paid during three months ended March 31, 2024 for operating lease liabilities	$1,038
Weighted-average remaining lease term (in years)	6.92
Weighted-average discount rate	4.95%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The future contractual lease payments as of March 31, 2024 are as follows:

2024	$2,123
2025	3,175
2026	3,909
2027	3,829
2028	3,549
Thereafter	10,745
Total undiscounted lease payments	27,330
Less imputed interest	(4,832)
Total operating lease liabilities	$22,498

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout expires. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of March 31, 2024, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the three months ended March 31, 2024 and March 31, 2023, $3.0 million and $5.9 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the balance was $29.2 million and $26.2 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $0.5 million and $0.5 million of expense, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the balance was $2.9 million and $2.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in our Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the revenue share agreements. As of March 31, 2024, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of March 31, 2024 and December 31, 2023, the associated liabilities were $16.2 million and $16.2 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $13.6 million and $14.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company recognized $0.4 million

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

and $0.4 million of amortization of contingent payments to customers for the three months ended March 31, 2024 and March 31, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Departure of Chief Operating Officer

The Company announced that William "Fritz" Souder, the Company's Chief Operating Officer ("COO"), will be retiring from P10 in May of 2024. Associated with his termination, the COO will receive $1.2 million of severance payments. As of March 31, 2024 and December 31, 2023, the Company has $1.2 million of severance payable related to the retirement, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. The severance expense was accrued in the fourth quarter of 2023 and has no impact on the Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023. In addition, the COO will be granted options to purchase 34,608 shares of common stock of the Company.

Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and disclosed anything more likely than not to be recognized below, if any are applicable. We do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

Note 14. Income Taxes

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

Based on these methodologies, the Company’s effective income tax rate was 25.11% for the three months ended March 31, 2024. The Company's effective income tax rate for the three months ended March 31, 2023 was not meaningful due to the impact of a discrete item recognized in the tax rate for the period that related to windfall tax benefits associated with employee stock options exercised during the period. Absent any discrete items for both years, the Company's effective tax rates would be 29.44% and 28.64% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2024, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the period.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Note 15. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan ("2018 Plan"), our previously existing equity compensation plan. The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units, and restricted stock awards. Starting with options granted in 2024 under the Plan, vesting occurs on a graded schedule with 25% vesting on each of the second, third, fourth, and fifth anniversary of the grant date, but only if the grantee is continuously employed by the Company or a subsidiary through each such date. Options granted prior to 2024 under both the Plan and the 2018 Plan cliff vest over a period of four or five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. Terms of all future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan. Awards granted under the 2018 Plan continue to follow the 2018 Plan.

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

A summary of stock option activity for the three months ended March 31, 2024 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Granted	2,470,917	7.99
Exercised	(288,575)	1.17
Expired/Forfeited	(38,584)	9.49
Outstanding as of March 31, 2024	14,859,139	$8.25	7.99	$19,536,214
Exercisable as of March 31, 2024	2,563,271	$4.37	6.18	$11,036,795

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in our Consolidated Statements of Operations. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on a $0.0325 per share quarterly dividend. The stock-based compensation expense for stock options was $2.8 million and $1.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2024 was $14.2 million and is expected to be recognized over a weighted average period of 3.22 years. Any future forfeitures will impact this amount.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The weighted average assumptions used in calculating the fair value of stock options granted during the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Expected life (in years)	6.75	7.5
Expected volatility	37.50%	38.77%
Risk-free interest rate	4.23%	4.08%
Expected dividend yield	1.63%	1.13%

The Company has granted restricted stock awards ("RSAs") to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2023	32,722	$11.46
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	32,722	$11.46

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

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate a value of $17.5 million of units may vest at each future achievement of performance metrics. As of March 31, 2024, certain performance metrics have been met and specific employees have earned $8.8 million in value, which $6.6 million was issued in shares and $2.2 million was issued in cash. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognized during the period. Future vested tranches will be settled in cash. An expense of $0.4 million and $3.6 million has been recorded for the three months ended March 31, 2024 and March 31, 2023, respectively, on the Consolidated Statements of Operations. The unrecognized expense associated with the Bonaccord Units was $4.3 million as of March 31, 2024.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. All Hark Units have vested and been issued in 2023. An expense of $0 and $0.3 million has been recorded for the three months ended March 31, 2024 and March 31, 2023, respectively, on the Consolidated Statements of Operations.

At the time of Executive Transition, the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The Executive Transition Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The award has a stated value of $4.0 million and will be issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of March 31, 2024, $2.0 million has been issued. For the three months ended March 31, 2024, $0.6 million of stock compensation was recognized on the Consolidated

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

Statements of Operations. No stock compensation expense for these units was incurred for the three months ended March 31, 2023. The unrecognized expense associated with the Executive Transition Units was $2.9 million as of March 31, 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day volume-weighted average price ("VWAP"). The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of March 31, 2024, none of the Executive Market Units have vested. For the three months ended March 31, 2024, $0.7 million of stock compensation was recognized on the Consolidated Statements of Operations. No stock compensation was incurred for the three months ended March 31, 2023. The unrecognized expense associated with the Executive Market Units was $9.6 million as of March 31, 2024.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life	5.0 (yrs)
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied, Executive Transition Units that have not vested and are recorded as a liability, and Bonaccord or Hark that were issued outside of the Plan, that have not vested and are recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2023	1,418,094	$9.15
Granted	943,242	8.22
Vested	(618,623)	9.93
Forfeited	—	—
Outstanding as of March 31, 2024	1,742,713	$8.37

Note 16. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three months ended March 31, 2024 and March 31, 2023, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts stated in thousands)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended March 31,

	2024	2023
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$5,021	$605
Adjustment for:
Net income attributable to noncontrolling interests in P10 Intermediate	222	164
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$5,243	$769
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	115,129	115,921
Weighted shares assumed upon exercise of partnership units	3,917	3,917
Weighted shares assumed upon exercise of stock options	3,795	4,088
Denominator for earnings per share assuming dilution	122,841	123,926
Earnings per Class A share—basic	$0.04	$0.01
Earnings per Class A share—diluted	$0.04	$0.01
Earnings per Class B share—basic	$0.04	$0.01
Earnings per Class B share—diluted	$0.04	$0.01

The computations of diluted earnings per share on a weighted average basis would exclude 12.0 million options for the three months ended March 31, 2024, and 5.1 million options for the three months ended March 31, 2023, respectively, because the options were anti-dilutive.

Note 17. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.035 per share of Class A and Class B common stock, payable on June 20, 2024, to the holders of record as of the close of business on May 31, 2024.

On May 9, 2024 an amendment to the Transition Agreement with Robert Alpert was executed, resigning him as Executive Chairman and Chairman of the Board effective as of the Company's Annual Meeting on June 14, 2024.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after March 31, 2024, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2023, particularly in "Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to fiscal 2024 and 2023 are to our fiscal years ended December 31, 2024 and 2023, respectively.

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

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one-year transition period to continue serving the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations.

As of March 31, 2024, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 41 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 1,900+ investors, 300+ fund managers, 750+ private market funds and 2,900+ portfolio companies. We have 54 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,600 investment firms, 10,200 funds, 47,000 individual transactions, 31,000 private companies and 317,000 financial metrics. As of March 31, 2024, PES managed $12.5 billion of Fee-Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 13 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,900+ investors, 80+ fund managers, 50+ direct investments, 350+ private market funds and 13,000+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of March 31, 2024, VCS managed $6.5 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 14 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 120 investors. We currently have 36 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through March 31, 2024, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $5.9 billion. Of the total AUM, impact assets represent $3.8 billion invested in over 1,400 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,229 GWh of renewable energy from inception to December 31, 2023. As of March 31, 2024, IIS managed $1.9 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 35 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 400 credit opportunities annually. We currently maintain 75+ active sponsor relationships and have 100+ platform investments. As of March 31, 2024, PCS managed approximately $2.9 billion of FPAUM.

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. Upon completion of purchases under the prior authorizations, on February 27, 2024, the Board of Directors authorized an additional $40.0 million for repurchases under the Stock Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2024, $59.5 million has been spent to buy back shares under this program.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.8 billion of our FPAUM as of March 31, 2024.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-

investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $8.4 billion of our FPAUM as of March 31, 2024.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of March 31, 2024.

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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are not exercisable until a certain period of time has lapsed per the agreements. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

Professional fees primarily consist of legal, advisory, accounting and tax fees which may include services related to our strategic development opportunities such as due diligence performed in connection with potential acquisitions. As our Company is an SEC registrant, our professional fees will fluctuate commensurate with our strategic objectives and potential acquisitions, and certain recurring accounting advisory, audit and tax expenses will increase to comply with additional regulatory requirements.

General, administrative and other includes rent, travel and entertainment, technology, insurance and other general costs associated with operating our business.

Strategic alliance expense is included in operating expenses. This expense is driven by the Strategic Alliance Agreement that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings.

Other (Expense)/ Income

Interest expense, net, includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other (expense)/income includes any accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 13 of our Consolidated Financial Statements.

Income Tax Benefit/(Expense)

Income tax benefit/(expense) is comprised of current and deferred tax benefit (expense). Current income tax benefit/(expense) represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three months ended March 31, 2024 and March 31, 2023.

	For the three months ended March 31,

	2024	2023	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$65,122	$56,587	$8,535	15%
Other revenue	993	666	327	49%
Total revenues	66,115	57,253	8,862	15%
OPERATING EXPENSES
Compensation and benefits	37,109	35,642	1,467	4%
Professional fees	3,768	3,842	(74)	(2)%
General, administrative and other	6,057	4,857	1,200	25%
Contingent consideration expense	30	390	(360)	(92)%
Amortization of intangibles	6,437	7,248	(811)	(11)%
Strategic alliance expense	615	403	212	53%
Total operating expenses	54,016	52,382	1,634	3%

INCOME FROM OPERATIONS	12,099	4,871	7,228	148%

OTHER (EXPENSE)/INCOME

Interest expense, net	(5,776)	(5,172)	(604)	12%
Other income	678	113	565	500%
Total other (expense)	(5,098)	(5,059)	(39)	1%
Net income/(loss) before income taxes	7,001	(188)	7,189	3,824%
Income tax (expense)/benefit	(1,758)	957	(2,715)	(284)%
NET INCOME	$5,243	$769	$4,474	582%

Revenues

Three Months Ended March 31, 2024 and March 31, 2023

Our total revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended March 31, 2024 and March 31, 2023. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, total revenues increased by $8.9 million or 15% due to organic FPAUM growth across Bonaccord and TrueBridge.

Management and advisory fees increased by $8.5 million, or 15%, to $65.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due primarily to organic FPAUM growth of $8.9 million at Bonaccord and TrueBridge, slightly offset by fee step-downs at Five Points Capital for $0.3 million. Catch-up fees for the three months ended March 31, 2024 were $7.7 million of the $65.1 million in management and advisory fees associated with the fund closings at Bonaccord, TrueBridge, and RCP compared to the $3.0 million associated with fund closings at Bonaccord, TrueBridge, and RCP for the three months ended March 31, 2023.

Other revenues, which represent ancillary elements of our business, increased by $0.3 million or 49% to $1.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 driven primarily by an increase of $0.3 million of interest income in other revenue.

	For the three months ended March 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$37,109	$35,642	$1,467	4%
Professional fees	3,768	3,842	(74)	(2)%
General, administrative, and other	6,057	4,857	1,200	25%
Contingent consideration expense	30	390	(360)	(92)%
Amortization of intangibles	6,437	7,248	(811)	(11)%
Strategic alliance expense	615	403	212	53%
Total operating expenses	$54,016	$52,382	$1,634	3%

Operating Expenses

For the Three Months Ended March 31, 2024 and March 31, 2023

Total operating expenses increased by $1.6 million, or 3%, to $54.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to increases in general, administrative and other expenses as well as compensation and benefits expense offset slightly by decreases in amortization expense of intangibles and contingent consideration expense.

Compensation and benefits expense increased by $1.5 million, or 4%, to $37.1 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by a $1.8 million increase due to increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company offset by a decrease in stock compensation expense recognized in the first quarter of 2024 as compared to the first quarter of 2023, respectively. Stock compensation expense decreased by $0.3 million, which was primarily driven by remeasurement for the fair value of the Bonaccord Units and Hark Units related to the acquisition of Bonaccord and Hark. In 2023, the Hark Units were fully earned and recognized, therefore, there was no correlating expense in 2024 associated with the Hark Units. Moreover, The Bonaccord Units, which are recognized using the tranche method, had a decrease in expense for the first quarter of 2024 compared to the first quarter of 2023.

Professional fees decreased by $0.1 million, or 2%, to $3.8 million. The primary cost in professional fees for the three months ended March 31, 2024 and 2023 are audit, tax, and legal fees associated with year end reporting and strategic planning.

General, administrative and other increased by $1.2 million, or 25%, to $6.1 million, due primarily to ongoing enhancements to infrastructure, technology, and security as well as marketing efforts.

Contingent consideration expense decreased by $0.4 million, to $0, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was driven by remeasurement for the fair value of the contingent consideration related to the acquisition of Bonaccord. The Hark contingent consideration was fully earned and paid in 2023 and the Bonaccord contingent consideration remaining fair value is $6.5 million as of March 31, 2024.

Amortization of intangibles decreased by $0.8 million, or (11)%, to $6.4 million, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This is due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG is driven by unique syndicate contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Other (Expense)/Income

For the Three Months Ended March 31, 2024 and March 31, 2023

Other expenses increased by $39 thousand, or 1%, to $5.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven by an increase in interest expense of $600 thousand on the credit facility due to rising SOFR rates and a larger draw on debt in the first three months ended March 31, 2024. This was offset by $565 thousand of income primarily as a result of interest earned for money market accounts.

Income Tax (Expense)/Benefit

For the Three Months Ended March 31, 2024 and March 31, 2023

Income tax expense increased by $2.7 million to $1.8 million for the three months ended March 31, 2024 compared to a benefit of $1.0 million for the three months ended March 31, 2023. The increase was primarily due to additional income, and a decrease in the stock-based compensation-related tax benefit.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended March 31,	For the three months ended March 31,

	2024	2023
	(in millions)	(in millions)
Balance, Beginning of Period	$23,259	$21,206
Add:
Acquisitions	—	—
Capital raised (1)	469	665
Capital deployed (2)	199	246
Net Asset Value Change (3)	—	(19)
Less:
Scheduled fee base stepdowns	(57)	(70)
Expiration of fee period	(24)	(427)
Balance, End of period	$23,846	$21,601

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of March 31, 2024

FPAUM increased by $0.6 billion, or 2.5%, to $23.8 billion for the three months ended March 31, 2024, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by expirations and scheduled fee stepdowns. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

We use Fee-Related Revenue ("FRR"), Fee-Related Earnings ("FRE"), Adjusted Net Income, or ANI, as well as Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. Fee-Related Revenues is calculated as Total Revenues less any incentive fees. Fee-Related Earnings is a non-GAAP performance measure used to monitor our baseline earnings less any incentive fee revenue and excluding any incentive fee-related expenses. ANI reflects our actual cash flows generated by our core operations. ANI is calculated as Adjusted EBITDA, less actual cash paid for interest and federal and state income taxes.

In order to compute Adjusted EBITDA, we adjust our GAAP net (loss)/income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
The cost of financing our business;
•
One-time expenses related to restructuring of the management team including placement/search fees;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition; and
•
The effects of income taxes.

The cash income taxes paid during the three months ended March 31, 2024 and March 31, 2023 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three
	Months Ended
	March 31,
	2024	2023
	(in thousands)
Net income	$5,243	$769
Adjustments:
Depreciation & amortization	7,083	7,770
Interest expense, net	5,776	5,172
Income tax expense/(benefit)	1,758	(957)
Non-recurring expenses	691	2,159
Non-cash stock based compensation	5,945	2,598
Non-cash stock based compensation - acquisitions	771	4,501
Earn out related compensation	3,558	6,394

Adjusted EBITDA	$30,825	$28,406
Less:
Cash interest expense, net	(5,406)	(2,863)
Net cash paid on income taxes	(19)	(58)
Adjusted Net Income	$25,400	$25,485

Total GAAP Revenue	$66,115	$57,253
Adjustments:
Non-Fee Related Revenue	(1,108)	(1,120)
Fee-Related Revenue	$65,007	$56,133

Adjusted EBITDA	$30,825	$28,406
Less:
Non-Fee Related Income	(84)	(216)
Fee-Related Earnings	$30,741	$28,190

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	March 31,	December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$30,031	$32,057	$(2,026)	(6)%
Goodwill and other intangibles	622,796	629,233	(6,437)	(1)%
Total assets	832,810	834,074	(1,264)	(0)%
Accrued compensation and benefits	45,204	45,081	123	0%
Debt obligations	314,036	289,844	24,192	8%
Equity	$400,086	$425,162	$(25,076)	(6)%

There was a decrease in cash and cash equivalents of $2.0 million from December 31, 2023 to $30.0 million as of March 31, 2024 primarily due to timing of debt facility maturities and associated repayments. There was a decrease in goodwill and intangible assets of $6.4 million due to amortization of intangibles during the three months ended March 31, 2024. Remaining total assets increased in the same period by $7.2 million. The increase is driven by an increase in accounts receivable from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC and Crossroads. Debt obligations increased by $24.2 million which is driven by revolver activity due to common stock repurchases during the period.

Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds will be critical as we pursue additional business development opportunities and new acquisitions.

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125.0 million accordion feature available in the credit agreement, which we exercised in September 2022. The accordion was not drawn until October 2022, at which point it was divided to $87.5 million of term loan and $37.5 million of revolver. The Company incurred $1.4 million of up front fees during the exercise which are reflected as deferred issuance costs in debt obligations on the Consolidated Balance Sheets.

Both facilities are Term SOFR Loans. The Company can elect one or three months for the Revolver Facility and three or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities.

As of March 31, 2024, the Term Loan with a balance of $199.2 million is incurring interest at a weighted average SOFR rate of 7.39%. As of March 31, 2024, the Revolver Facility is split into thirteen tranches. The total principal outstanding is $117.2 million and the weighted average SOFR rate amongst the tranches is 7.43%. The tranches are all incurring interest at a set rate for one, three, or six month periods and are subsequently reset at the current SOFR rate. Refer to Note 11 of our Consolidated Financial Statements for further details provided on the tranches and associated interest periods.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of March 31, 2024, P10 was in compliance with its financial covenants required under the facility. As of March 31, 2024, the balance drawn on the revolving credit facility is $117.2 million. The Company has incurred $5.4 million in interest expense for the three months ended March 31, 2024.

Cash Flows

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table reflects our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$10,959	$20,777	$(9,818)	(47)%
Net cash (used in) investing activities	(260)	(701)	441	(63)%
Net cash (used in) financing activities	(12,725)	(13,711)	986	(7)%
(Decrease) Increase in cash, cash equivalents and restricted cash	$(2,026)	$6,365	$(8,391)	(132)%

Operating Activities

Three Months Ended March 31, 2024 and March 31, 2023

Cash from operating activities decreased by $9.8 million, or (47)%, to $11.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The components of this net decrease primarily consisted of the following changes in revenue and operating assets and liabilities:

•
Despite an increase in revenues of $8.9 million associated with additional fund closings as well as organic growth, net income only increased by $4.4 million due to offsetting increases in income tax expense, compensation and benefits expenses as well as general, administrative and other expenses primarily driven by organic growth; and

•
An increase in deferred tax expense for $2.4 million due to additional income, and a decrease in the stock-based compensation-related tax benefit; and
•
A decrease of change in accounts payable and accrued expenses for $4.2 million primarily driven by a $3.0 million payment of a TrueBridge management fee refund paid to investors for a change in management at one of their funds in the first quarter of 2024, a decrease in accruals for revenue and profit share agreements of about $1.2 million; and
•
A decrease of change in accrued compensation and benefits for $4.3 million driven by a change in estimate for timing of achieving the earnout payment related to the acquisition, which prospectively adjusted recognition of the expense and resulted in lower expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023; and
•
A decrease of change in deferred revenues for $3.2 million due to a larger amount of prepayments for management fees not earned by the company in the first quarter of 2023 compared to the first quarter of 2024.

Investing activities

Three Months Ended March 31, 2024 and March 31, 2023

The cash used in investing activities decreased by $0.4 million, or (63)%, to ($0.3) million, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease in cash used was due to purchases of additional property and equipment in the first quarter of 2023.

Financing Activities

Three Months Ended March 31, 2024 and March 31, 2023

We recorded a net $12.7 million for the three months ended March 31, 2024 for cash used in financing activities, as compared to cash used in financing activities of $13.7 million for the three months ended March 31, 2023. The change is driven by the repurchase of common stock in the first quarter of 2024 offset by an increase in draws on debt during the period.

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

To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether we, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 6 of our consolidated financial statements for further information.

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact the VIE’s economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The liabilities of our consolidated VIE’s are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 6 of our consolidated financial statements for more information on both consolidated and unconsolidated VIEs.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSU's deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 to our Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

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

Interest Rate Risk

As of March 31, 2024, we had $199.2 million in outstanding principal in Term Loans under our Term Loan and $117.2 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On March 31, 2024, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.0 million increase in interest expense related to the loan over the next 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	—	$-	-	$10,566,370
February 1 - 29, 2024	—	$-	-	$50,566,370
March 1 - 31, 2024	3,683,400	$8.15	3,683,400	$20,524,759
Total	3,683,400	$8.15	3,683,400
(1)
On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization, not to exceed $20 million (the "Stock Repurchase Program"). Upon completion of purchases under the prior authorization, on December 27, 2022, we announced that our Board of Directors authorized an additional $20 million for repurchases under the Stock Repurchase Program. On February 27, 2024, the Board of Directors authorized an additional $40 million for repurchases under the Stock Repurchase Program. The authorization provides us the flexibility to repurchase shares in the open market, in block trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The Stock Repurchase Program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Item 3. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Item 4. Exhibits.

Exhibit Number	Description

10.1*	Amended & Restated Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings LLC, and Amanda Coussens.

10.2*	Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings, LLC and Richard J. (Arjay) Jensen.

10.3*	Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings LLC, and Mark Hood.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: May 9, 2024	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director

Date: May 9, 2024	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)