Form 10-Q
period 2024-06-30
P10, Inc.
filed 2024-08-09
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 53,971,647 shares of the registrant's Class A common stock and 57,707,251 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$31,244	$30,467
Restricted cash	958	1,590
Accounts receivable	23,445	20,620
Notes receivable	6,033	5,755
Due from related parties	68,696	57,696
Investment in unconsolidated subsidiaries	2,526	1,738
Prepaid expenses and other assets	4,235	15,011
Property and equipment, net	4,092	3,325
Right-of-use assets	19,071	17,087
Contingent payments to customers	13,214	14,034
Deferred tax assets, net	33,350	37,518
Intangibles, net	110,320	123,195
Goodwill	506,038	506,038
Total assets	$823,222	$834,074
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$17,913	$15,054
Accrued compensation and benefits	51,372	45,081
Due to related parties	1,032	2,116
Other liabilities	221	854
Contingent consideration	5,570	6,693
Accrued contingent liabilities	16,222	16,222
Deferred revenues	11,502	12,770
Lease liabilities	21,892	20,278
Debt obligations	300,631	289,844
Total liabilities	426,355	408,912
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 60,405,928 issued and 53,471,354 outstanding as of June 30, 2024, and 59,340,269 issued and 57,622,895 outstanding as of December 31, 2023, respectively	53	58
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 58,330,995 shares issued and 58,207,544 shares outstanding as of June 30, 2024, and 58,597,718 shares issued and 58,474,267 shares outstanding as of December 31, 2023, respectively	58	58
Treasury stock	(60,085)	(17,588)
Additional paid-in-capital	637,971	636,073
Accumulated deficit	(220,998)	(233,012)
Noncontrolling interests	39,868	39,573
Total equity	396,867	425,162
TOTAL LIABILITIES AND EQUITY	$823,222	$834,074

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
REVENUES
Management and advisory fees	$68,475	$61,657	$133,597	$118,244
Other revenue	2,601	815	3,594	1,481
Total revenues	71,076	62,472	137,191	119,725
OPERATING EXPENSES
Compensation and benefits	36,253	36,311	73,362	71,953
Professional fees	3,535	2,992	7,303	6,834
General, administrative and other	7,017	5,037	13,074	9,894
Contingent consideration expense	91	80	121	470
Amortization of intangibles	6,438	7,326	12,875	14,574
Strategic alliance expense	903	402	1,518	805
Total operating expenses	54,237	52,148	108,253	104,530
INCOME FROM OPERATIONS	16,839	10,324	28,938	15,195
OTHER (EXPENSE)/ INCOME
Interest expense, net	(6,115)	(5,426)	(11,891)	(10,598)
Other income/ (loss)	384	(832)	1,062	(719)
Total other (expense)	(5,731)	(6,258)	(10,829)	(11,317)
Net income before income taxes	11,108	4,066	18,109	3,878
Income tax (expense)	(3,718)	(1,964)	(5,476)	(1,007)
NET INCOME	$7,390	$2,102	$12,633	$2,871

Less: net income attributable to noncontrolling interests in P10 Intermediate	(397)	(339)	(619)	(503)
NET INCOME ATTRIBUTABLE TO P10	$6,993	$1,763	$12,014	$2,368

Earnings per share
Basic earnings per share	$0.06	$0.02	$0.11	$0.02
Diluted earnings per share	$0.06	$0.02	$0.10	$0.02
Weighted average shares outstanding, basic	112,359	116,168	113,744	116,063
Weighted average shares outstanding, diluted	120,098	123,874	121,469	123,918

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interst	Equity

Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Net Income	—	—	—	—	—	—	—	605	164	769
Stock-based compensation	—	—	—	—	—	—	3,252	—	—	3,252
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	294	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(122)	(122)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	$43	72,832	$73	1,061	$(9,926)	$624,706	$(225,274)	$40,787	$430,409
Net Income	—	—	—	—	—	—	—	1,763	339	2,102
Stock-based compensation	—	—	—	—	—	—	4,162	—	—	4,162
Issuance of restricted stock units	230	—	—	—	—	—	4,285	—	—	4,285
Exchange of Class B common stock for Class A common stock	451	1	(451)	(1)	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	54	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(149)	(149)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at June 30, 2023	43,824	$44	72,381	$72	1,061	$(9,926)	$627,420	$(223,511)	$40,977	$435,076

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	(300)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$(227,991)	$39,642	$400,086
Net income	—	—	—	—	—	—	—	6,993	397	7,390
Stock-based compensation	—	—	—	—	—	—	6,654	—	—	6,654
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	132	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	231	—	(231)	—	—	—	—	—	—	—
Exercise of stock options	26	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(60)	—	—	—	—	—	(470)	—	—	(470)
Stock repurchase	(1,534)	(2)	—	—	1,534	(12,463)	—	—	—	(12,465)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(61)	—	—	(61)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(171)	(171)
Dividends declared	—	—	—	—	—	—	(162)	—	—	(162)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,934)	—	—	(3,934)
Balance at June 30, 2024	53,471	$53	58,208	$58	7,058	$(60,085)	$637,971	$(220,998)	$39,868	$396,867

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,633	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	13,391	15,171
Depreciation expense	428	329
Amortization of intangibles	12,875	14,574
Amortization of debt issuance costs and debt discount	699	723
Income from unconsolidated subsidiaries	(436)	(531)
Deferred tax expense	4,168	485
Amortization of contingent payment to customers	820	722
Remeasurement of contingent consideration	121	470
Change in operating assets and liabilities:
Accounts receivable	(2,825)	(2,748)
Due from related parties	(11,000)	(8,339)
Prepaid expenses and other assets	10,086	88
Right-of-use assets	1,984	1,510
Accounts payable and accrued expenses	2,451	1,754
Accrued compensation and benefits	5,730	12,907
Due to related parties	(1,084)	(1,570)
Other liabilities	(633)	(7,951)
Deferred revenues	(1,268)	(444)
Lease liabilities	(2,354)	(814)
Net cash provided by operating activities	45,786	29,207
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	—	(22)
Funding of notes receivable	(323)	(211)
Proceeds from notes receivable	45	2
Investments in unconsolidated subsidiaries	(3)	—
Distributions from investments in unconsolidated subsidiaries	501	466
Software capitalization	(160)	(9)
Purchases of property and equipment	(1,195)	(853)
Net cash used in investing activities	(1,135)	(627)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	64,000	22,000
Repayments on debt obligations	(53,912)	(40,213)
Repurchase of Class A common stock	(42,503)	—
Repurchase of Class A common stock for employee tax withholding	(2,677)	(4,996)
Repurchase of Class B common stock	—	(851)
Payment of contingent consideration	(1,244)	(1,588)
Dividends paid	(7,708)	(7,251)
Distributions to non-controlling interests	(462)	(312)
Net cash used in financing activities	(44,506)	(33,211)
Net change in cash, cash equivalents and restricted cash	145	(4,631)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	32,057	29,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$32,202	$24,861

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11,042	$10,003
Net cash paid for income taxes	$1,049	$1,088
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,968	$3,475
Additions to lease liabilities	3,968	3,475
Dividends declared	185	1

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$31,244	$23,361
Restricted cash	958	1,500
Total cash, cash equivalents and restricted cash	$32,202	$24,861

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of June 30, 2024, no units have been exchanged into shares of P10 Class A common stock.

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

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. On February 27, 2024, the Board approved an additional $40.0 million to be used towards repurchases. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of June 30, 2024, $71.9 million has been spent to buy back shares under this program.

On October 20, 2023, the Company had a transition of executives ("Executive Transition") and entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one-year transition period to continue serving the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman and Chairman of the Board and the board of the Company appointed CEO and President Mr. Sarsfield to Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations. See Note 15 for further information.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Reclassifications

Certain reclassifications have been made within the Consolidated Financial Statements to conform prior periods with current period presentations.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2024, and December 31, 2023, cash equivalents include money market funds of $11.4 million and $11.1 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of June 30, 2024 and December 31, 2023 was primarily cash on deposit related to RCP's lease and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash reported in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP and any supplemental agreements entered into after acquisition, ("Advisory Agreements") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

Notes Receivable

Notes receivable is related to contractual amounts owed from signed, secured promissory notes with BCP Partners Holdings, LP ("BCP") as well as certain employees. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. Refer to Note 5 for further information.

Current Expected Credit Losses

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations.

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible; based on historical events, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of June 30, 2024 and December 31, 2023. If accounts are subsequently determined to be uncollectible they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of June 30, 2024 and December 31, 2023, respectively, there is $0 and $9.6 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

For certain entities in which the Company does not have significant influence and fair value is not readily determinable, these investments are not accounted for on the equity method, but instead as equity securities and we value these investments under the measurement alternative. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. All other investments in unconsolidated subsidiaries are accounted for under the measurement alternative.

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

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of June 30, 2024, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of June 30, 2024, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the contingent consideration is related to the acquisition of Bonaccord on the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

As of June 30, 2024 and December 31, 2023, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable, and due from related parties receivables excluding the receivables from the Advisory Agreements approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of the credit facility using level two inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings. The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using level three inputs and a discounted cash flow. See Note 12 for

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

further details. The Company has a contingent consideration liability related to the acquisition of Bonaccord that is measured at fair value and is remeasured on a recurring basis. The Company also had a contingent consideration liability related to the acquisition of Hark, which was paid in full on July 27, 2023. See Note 10 for additional information.

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

Advisory service fees are determined using fixed-rate fees and are recognized over time as the related services are completed. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

The Company allocates a portion of consideration received under an arrangement to a financing component when it determines that a significant financing component exists. The Company does not adjust the promised amount of consideration for the effects of a significant financing component if, at each contract inception the Company expects that the period between services being provided and cash collection would be less than one year. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.

The Company is applying the optional disclosure exemption for variable consideration for unsatisfied performance obligations, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1-10 years as services are provided to the customer.

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

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes ("ASC 740"), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded-vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 for further discussion. Forfeitures are recognized as they occur.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Segment Reporting

According to ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our chief operating decision maker (our Chief Executive Officer) evaluates financial performance and makes decisions regarding the allocation of resources.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Pronouncements Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity's reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title, and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We will adopt the standard in our financial statements for the fiscal year ending December 31, 2024 and the Company expects to expand its segment disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. We are evaluating the effects of these amendments on our financial reporting.

Note 3. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
Management fees	$67,239	$60,382	$131,083	$115,918
Advisory fees	1,236	1,275	2,514	2,326
Subscriptions	198	123	367	257
Other revenue	2,403	692	3,227	1,224
Total revenues	$71,076	$62,472	$137,191	$119,725

Note 4. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three and six months ended June 30, 2024, the strategic alliance expense reported was $0.9 million and $1.5 million, respectively. For the three and six months ended June 30, 2023, the strategic alliance expense reported was $0.4 million and $0.8 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of June 30, 2024. Fund II has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Bonaccord Fund III ("Fund III") with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of June 30, 2024 as Fund III

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

has not yet started raising capital and as such, there is no impact to the consolidated financial statements. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 5. Notes Receivable

The Company has two significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $4.9 million was drawn as of June 30, 2024 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP.

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

As of June 30, 2024 and December 31, 2023, the notes receivable balance associated with these notes was $5.9 million and $5.8 million, respectively. The Company recognized interest income of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $559.6 million and $579.4 million as of June 30, 2024 and December 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $414.6 million and $397.6 million as of June 30, 2024 and December 31, 2023, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Credit Facility, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of June 30, 2024, investment in unconsolidated subsidiaries totaled $2.5 million, of which $0.9 million related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses, and

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

$0 related to ECG’s tax credit finance businesses. As of December 31, 2023, investment in unconsolidated subsidiaries totaled $1.7 million, of which $0 related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses, and $0 related to ECG’s tax credit finance businesses.

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2024	2023
Computers and purchased software	$1,706	$1,528
Furniture and fixtures	1,780	1,666
Leasehold improvements	3,776	2,894
	7,262	6,088
Less: accumulated depreciation	(3,170)	(2,763)
Total property and equipment, net	$4,092	$3,325

Note 9. Goodwill and Intangibles

Changes in goodwill for the six months ended June 30, 2024 are as follows:

Balance at December 31, 2023	$506,038
Increase from acquisitions	-
Balance at June 30, 2024	$506,038

Intangibles consists of the following:

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(7,055)	21,185
Management and advisory contracts	194,666	(123,184)	71,482
Technology	2,380	(2,132)	248
Total finite-lived intangible assets	225,286	(132,371)	92,915
Total intangible assets	$242,691	$(132,371)	$110,320

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(5,789)	22,451
Management and advisory contracts	194,666	(111,873)	82,793
Technology	2,380	(1,834)	546
Total finite-lived intangible assets	225,286	(119,496)	105,790
Total intangible assets	$242,691	$(119,496)	$123,195

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line in which the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2024	$12,737
2025	21,269
2026	16,640
2027	13,307
2028	9,986
Thereafter	18,976

Total amortization	$92,915

Note 10. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of June 30,		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$58,486	$34,949	$49,877	$49,877	3	Note 12
Liabilities
Debt Obligations	$300,631	$300,631	$289,844	$289,844	2	Note 11

As of June 30, 2024 and December 31, 2023, debt obligations' carrying value approximates fair value.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers will be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of June 30, 2024, $14.4 million has been paid in total contingent consideration associated with the earnout, of which $1.2 million was paid in the six months ended June 30, 2024. Total remeasurement expense recognized for the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively. Total remeasurement expense recognized for the three and six months ended June 30, 2023 was $0.1 million and $0.5 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The Company's contingent consideration is considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. The remainder of the earnout is highly probable to be achieved given the fundraising amount to date and projected fundraising should satisfy the targets. As of June 30, 2024, the estimated fair value of the remaining contingent consideration totaled $5.6 million. Following June 30, 2024, the Company has paid $1.3 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the three and six months ended June 30, 2024 totaled $0 and $0, respectively. Total remeasurement expense recognized for the three and six months ended June 30, 2023, respectively, totaled $0 and $0.1 million, which was included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration of $5.4 million was paid during the year ended December 31, 2023.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of June 30,
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$5,570	$5,570
Total liabilities	$-	$-	$5,570	$5,570

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,693	$6,693
Total liabilities	$-	$-	$6,693	$6,693

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the six months ended June 30, 2024 and December 31, 2023.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Six Months Ended June 30,
	2024	2023
Balance, beginning of year:	$6,693	$17,337
Change in fair value	121	470
Settlements	(1,244)	(1,588)
Balance, end of period:	$5,570	$16,219

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

Note 11. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

Revolver facility	$106,100	$90,700
Debt issuance costs	(1,382)	(1,848)
Revolver facility, net	$104,718	$88,852

Term Loan	$196,563	$201,875
Debt issuance costs	(650)	(883)
Term loan, net	$195,913	$200,992
Total debt obligations, net	$300,631	$289,844

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

	June 30, 2024
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$115,625	2.10%	5.34%	7/29/2024
Term Loan	80,938	2.10%	5.30%	10/18/2024

Revolver Facility	16,500	2.10%	5.34%	8/29/2024
Revolver Facility	7,500	2.10%	5.32%	7/29/2024
Revolver Facility	10,000	2.10%	5.34%	9/27/2024
Revolver Facility	12,000	2.10%	5.35%	9/16/2024
Revolver Facility	5,500	2.10%	5.34%	8/28/2024
Revolver Facility	3,000	2.10%	5.30%	7/8/2024
Revolver Facility	4,600	2.10%	5.33%	7/11/2024
Revolver Facility	2,000	2.10%	5.33%	8/23/2024
Revolver Facility	7,500	2.10%	5.33%	7/15/2024
Revolver Facility	10,500	2.10%	5.33%	7/3/2024
Revolver Facility	16,000	2.10%	5.32%	7/22/2024
Revolver Facility	2,000	2.10%	5.33%	8/21/2024
Revolver Facility	4,000	2.10%	5.33%	7/8/2024
Revolver Facility	5,000	2.10%	5.33%	7/11/2024
Total	$302,663

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a new credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised with a split of $87.5 million worth of term loan and $37.5 million of revolver.

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

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of June 30, 2024, P10 was in compliance with its financial and other covenants required under the facility. For the three and six months ended June 30, 2024, $5.8 million and $11.2 million of interest expense was incurred, respectively. For the three and six months ended June 30, 2023, $5.0 million and $9.9 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of June 30, 2024 are as follows:

2024	$5,313
2025	297,350
2026	-
Thereafter	-
$302,663

Note 12. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of June 30, 2024, the total accounts receivable from the Funds totaled $24.6 million, of which $8.4 million related to reimbursable expenses and $16.2 million related to fees earned but not yet received. As of December 31, 2023, the total accounts receivable from the Funds totaled $18.9 million, of which $5.5 million related to reimbursable expenses and $13.4 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed as the projects expire. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of June 30, 2024, one of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $5.0 thousand and $5.6 thousand for the three and six months ended June 30, 2024, respectively. No significant financing components were identified for the three and six months ended June 30, 2023. As of June 30, 2024, the total advisory fees are $110.1 million over ten years. These agreements are subject to customary termination provisions. Since inception, $70.4 million of the total $110.1 million advisory fees have been recognized as revenue. There was $39.7 million in remaining performance obligations related to these agreements, which will be recognized between July 1, 2024 and December 31, 2031. For the three and six months ended June 30, 2024, advisory fees earned or recognized under these agreements were $4.2 million and $8.4 million, respectively, and $5.3 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest were $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the associated receivable was $56.9 million and $48.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The invoice associated with this agreement is paid quarterly in arrears and subject to 5% of interest per annum. The Company recognized $3.2 million and $6.4 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $6.2 million for the three and six months ended June 30, 2023, respectively, related to this agreement within compensation and benefits on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the associated accrual was $1.0 million and $2.1 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $2.1 million and $4.3 million for the three and six months ended June 30, 2024, respectively, and $2.6 million and $5.0 million for the three and six months ended June 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per shares, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two members of the Board of Directors of the Company, including the Vice-Executive Chairman, are directors of Crossroads and have recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $10 thousand has been recognized for the three and six months ended June 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized $5 thousand and $10 thousand for the three and six months ended June 30, 2023, respectively.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. Additional Secured Promissory Notes were signed with certain Bonaccord employees on October 13, 2023. For details, see Note 5.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2023, respectively.

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

The following table presents information regarding the Company’s operating leases as of June 30, 2024:

Operating lease right-of-use assets	$18,892
Operating lease liabilities	$21,706
Cash paid during six months ended June 30, 2024 for operating lease liabilities	$2,021
Weighted-average remaining lease term (in years)	6.69
Weighted-average discount rate	4.96%

The future contractual lease payments as of June 30, 2024 are as follows:

2024	$1,064
2025	3,175
2026	3,909
2027	3,829
2028	3,549
Thereafter	10,745
Total undiscounted lease payments	26,271
Less imputed interest	(4,565)
Total operating lease liabilities	$21,706

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027, at which point the earnout has the potential to extend an additional two years. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of June 30, 2024, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the three and six months ended June 30, 2024, $3.1 million and $6.1 million of expense, respectively, was recognized and for the three and six months ended June 30, 2023, $5.9 million and $11.8 million was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the balance was $32.3 million and $26.2 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.0 million of expense, respectively, and for the three and six months ended June 30, 2023, $0.5 million and $1.0 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the balance was $3.4 million and $2.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the revenue share agreements. As of June 30, 2024, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of June 30, 2024 and December 31, 2023, the associated liabilities were $16.2 million and $16.2 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $13.2 million and $14.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company recognized $0.3 million and $0.7 million of amortization of contingent payments to customers for the three and six months ended June 30, 2024, respectively, and $0.6 million and $0.2 million of amortization of contingent payments to customers for the three and six months ended June 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Departure of the Chief Operating Officer

William "Fritz" Souder, the Company's Chief Operating Officer ("COO"), retired from P10 in May of 2024. Associated with his retirement, the COO received $1.2 million of severance payments. As of June 30, 2024 and December 31, 2023, the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Company has $0 and $1.2 million of severance payable related to the retirement, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. The severance expense was accrued in the fourth quarter of 2023 and has no impact on the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023. The severance payment was made in May 2024. In addition, the COO was granted options to purchase 34,608 shares of common stock of the Company in May 2024, which remain exercisable for a period of 90 days following the termination.

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

Based on these methodologies, the Company’s effective income tax rate was 31.76% and 30.24% for the three and six months ended June 30, 2024, respectively. The Company's effective income tax rate was 59.62% and 29.80% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2024, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the six months ended June 30, 2024.

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

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares that may be issued under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of June 30, 2024, there are 9,635,674 shares available for grant under the Plan.

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Granted	2,539,309	8.00
Exercised	(314,405)	1.17
Expired/Forfeited	(257,260)	11.62
Outstanding as of June 30, 2024	14,683,025	$8.21	7.76	$19,711,039
Exercisable as of June 30, 2024	3,028,622	$5.13	6.47	$11,086,732

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $2.5 million and $5.3 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2024 was $12.8 million and is expected to be recognized over a weighted average period of 3.07 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Six Months Ended June 30,
	2024	2023
Expected life (in years)	6.71	7.5
Expected volatility	37.50%	38.60%
Risk-free interest rate	4.23%	4.07%
Expected dividend yield	1.63%	1.20%

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The Company has granted restricted stock awards ("RSAs") to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2023	32,722	$11.46
Granted	93,473	8.02
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	126,195	$8.91

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights but generally are eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. Most of the shares currently vest one year from the grant date excluding the Hark, Bonaccord, and Executive Market Units, which are discussed in more detail below.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of June 30, 2024, certain performance metrics have been met and specific employees have earned $9.6 million in value, which $6.6 million was issued in shares and $3.0 million was issued in cash. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. Future vested tranches will be settled in cash. An expense of $0.1 million and $0.1 million has been recorded for the three and six months ended June 30, 2024, respectively, and $1.6 million and $5.2 million for the three and six months ended June 30, 2023 on the Consolidated Statements of Operations. As of June 30, 2024, the Company deemed $13.0 million probable and $0.2 million is unrecognized expense.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. All Hark Units have vested and been issued. An expense of $0 has been recorded for the three and six months ended June 30, 2024, and $0.3 million for the three and six months ended June 30, 2023 on the Consolidated Statements of Operations.

At the time of Executive Transition, the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The Executive Transition Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The award has a stated value of $4.0 million and will be issued in $1.0 million increments quarterly beginning on October 20, 2023, and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions; therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of June 30, 2024, $3.0 million has been issued. For the three and six months ended June 30, 2024, $0.6 million and $1.2 million of stock compensation expense was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the three and six months ended June 30, 2023. The unrecognized expense associated with the Executive Transition Units was $2.3 million as of June 30, 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day volume-weighted average price ("VWAP"). The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of June 30, 2024, none of the Executive Market Units have vested. For the three and six months ended June 30, 2024, $0.7 million and $1.4 million of stock compensation expense was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the three and six months ended June 30, 2023. The unrecognized expense associated with the Executive Market Units was $8.9 million as of June 30, 2024.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied, Executive Transition Units that have not vested and are recorded as a liability, and Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2023	1,418,094	$9.15
Granted	1,062,007	8.25
Vested	(750,714)	9.60
Forfeited	(3,819)	9.30
Outstanding as of June 30, 2024	1,725,568	$8.40

Note 16. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and six months ended June 30, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$6,993	$1,763	$12,014	$2,368
Adjustment for:
Net income attributable to noncontrolling interests in P10 Intermediate	397	339	619	503
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$7,390	$2,102	$12,633	$2,871
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	112,359	116,168	113,744	116,063
Weighted shares assumed upon exercise of partnership units	3,917	3,917	3,917	3,917
Weighted shares assumed upon exercise of stock options	3,822	3,789	3,808	3,938
Denominator for earnings per share assuming dilution	120,098	123,874	121,469	123,918
Earnings per Class A share—basic	$0.06	$0.02	$0.11	$0.02
Earnings per Class A share—diluted	$0.06	$0.02	$0.10	$0.02
Earnings per Class B share—basic	$0.06	$0.02	$0.11	$0.02
Earnings per Class B share—diluted	$0.06	$0.02	$0.10	$0.02

The computations of diluted earnings per share on a weighted average basis would exclude 11.9 million and 11.1 million options for the three and six months ended June 30, 2024, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 5.2 million and 4.0 million options for the three and six months ended June 30, 2023, respectively, because the options were anti-dilutive.

Note 17. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.035 per share of Class A and Class B common stock, payable on September 20, 2024, to the holders of record as of the close of business on August 30, 2024.

On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Company's Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior secured term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "New Credit Facilities"), both scheduled to mature on August 1, 2028 (the "Maturity Date"). The Amended and Restated Credit Agreement provides for an ability to increase the amount of the New Credit Facilities by up to $125 million, subject to certain conditions. The New Credit Facilities are to be used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions. The New Term Loan requires quarterly amortization payments, beginning on December 31, 2025, in an annual amount equal to 5.00% of the original funded amount of the New Term Loan, with remaining amounts required to be repaid on the Maturity Date. The New Revolving Facility does not require scheduled principal payments prior to the Maturity Date. Borrowings under the New Credit Facilities will bear interest from time to time at a per annum rate equal to, at the Company’s election, either an adjusted term SOFR rate plus a margin of 2.50% or a base rate plus a margin of 1.50%. The Company is required to pay a customary commitment fee on undrawn amounts under the New Revolving Facility from time to time as well as customary fees in respect of letters of credit issued under such facility. The Amended and Restated Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

covenants requiring the Company to comply with a maximum leverage ratio and to maintain a minimum level of fee paying assets under management, and customary events of default.

On August 6, 2024, the Board of Directors authorized an additional $12.0 million of repurchases of outstanding Class A and Class B shares of the Company's stock under the Stock Repurchase Program.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after June 30, 2024, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one-year transition period to continue servicing the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman and the board of the Company appointed CEO and President Mr. Sarsfield to Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations.

As of June 30, 2024, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 44 investment professionals with an average of 25+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 2,050+ investors, 220+ fund managers, 550+ private market funds and 4,400+ portfolio companies. We have 54 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,600 investment firms, 10,200 funds, 47,000 individual transactions, 31,000 private companies and 317,000 financial metrics. As of June 30, 2024, PES managed $12.4 billion of Fee-Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 12 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,900+ investors, 90+ fund managers, 90+ direct investments, 370+ private market funds and 13,100+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of June 30, 2024, VCS managed $6.3 billion of FPAUM.
•
Impact Investing Solutions (IIS). Under IIS, we make equity, tax equity, and debt investments in impact initiatives across North America. IIS primarily targets investments in renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. The IIS investment team, which is comprised of 17 investment professionals with an average of 23+ years of experience, has deep and long-standing relationships in the impact market which it has cultivated over the past 20 years, including deploying capital on behalf of over 119 investors. We currently have 36 active investment vehicles. We are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of our track record. From inception in 1999 through June 30, 2024, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $6.0 billion. Of the total AUM, impact assets represent $3.8 billion invested in over 950 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,229 GWh of renewable energy from inception to December 31, 2023. As of June 30, 2024, IIS managed $1.9 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 37 investment professionals with an average of 24+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 300+ investors across 11 active investment vehicles and 1,600+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 655 credit opportunities annually. We currently maintain 75+ active sponsor relationships and have 119+ platform investments. As of June 30, 2024, PCS managed approximately $3.2 billion of FPAUM.

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. Upon completion of purchases under the prior authorizations, on February 27, 2024, the Board of Directors authorized an additional $40.0 million for repurchases under the Stock Repurchase Program. On August 6, 2024, the Board of Directors authorized an additional $12.0 million for repurchases under the Stock Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2024, $71.9 million has been spent to buy back shares under this program.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.4 billion of our FPAUM as of June 30, 2024.

•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $8.8 billion of our FPAUM as of June 30, 2024.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of June 30, 2024.

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
•
Expanding asset class solutions, broaden geographic reach and grow private markets network effect. Our ability to continue growing is impacted by our scalability and ability to maximize investor relationships. The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency. Our scalable business model is well positioned to expand and grow our footprint as we develop our position within the private markets ecosystem to further leverage our synergistic solutions offering. We currently have a leading presence in North America but believe that expanding our investor presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi- asset class manager selection.
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

We earn management and advisory fees based on a percentage of investors’ capital commitments in or, in select cases, deployed to our investment funds. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in selected cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third party and also includes an option for the third party to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

General, administrative, and other includes rent, travel and entertainment, technology, insurance and other general costs associated with operating our business.

Strategic alliance expense is included in operating expenses. This expense is driven by the Strategic Alliance Agreement that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings.

Other (Expense)

Interest expense, net includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income (loss) includes any income from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, and any accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 13 of our Consolidated Financial Statements.

Income Tax (Expense)

Income tax (expense) is comprised of current and deferred tax (expense). Current income tax (expense) represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes (“ASC 740”), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three and six months ended June 30, 2024 and June 30, 2023.

	For the three months ended June 30,				For the six months ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$68,475	$61,657	$6,818	11%	$133,597	$118,244	$15,353	13%
Other revenue	2,601	815	1,786	219%	3,594	1,481	2,113	143%
Total revenues	71,076	62,472	8,604	14%	137,191	119,725	17,466	15%
OPERATING EXPENSES
Compensation and benefits	36,253	36,311	(58)	(0)%	73,362	71,953	1,409	2%
Professional fees	3,535	2,992	543	18%	7,303	6,834	469	7%
General, administrative and other	7,017	5,037	1,980	39%	13,074	9,894	3,180	32%
Contingent consideration expense	91	80	11	14%	121	470	(349)	(74)%
Amortization of intangibles	6,438	7,326	(888)	(12)%	12,875	14,574	(1,699)	(12)%
Strategic alliance expense	903	402	501	125%	1,518	805	713	89%
Total operating expenses	54,237	52,148	2,089	4%	108,253	104,530	3,723	4%

INCOME FROM OPERATIONS	16,839	10,324	6,515	63%	28,938	15,195	13,743	90%

OTHER (EXPENSE)/ INCOME

Interest expense, net	(6,115)	(5,426)	(689)	13%	(11,891)	(10,598)	(1,293)	12%
Other income/ (loss)	384	(832)	1,216	(146)%	1,062	(719)	1,781	(248)%
Total other (expense)	(5,731)	(6,258)	527	(8)%	(10,829)	(11,317)	488	(4)%
Net income before income taxes	11,108	4,066	7,042	173%	18,109	3,878	14,231	(367)%
Income tax (expense)	(3,718)	(1,964)	(1,754)	89%	(5,476)	(1,007)	(4,469)	444%
NET INCOME	$7,390	$2,102	$5,288	252%	$12,633	$2,871	$9,762	340%

Revenues

For the Three Months Ended June 30, 2024 and June 30, 2023

Our total revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended June 30, 2024 and June 30, 2023. For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, revenues increased by $8.6 million or 14% due to organic FPAUM growth across Bonaccord, Enhanced, and TrueBridge.

Management and advisory fees increased by $6.8 million, or 11%, to $68.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due primarily to organic FPAUM growth generating revenues of $8.6 million at Bonaccord, Enhanced, and TrueBridge. A decrease in catch-up fees at RCP for $2.0 million offset this increase in management fee revenue. Catch-up fees for the three months ended June 30, 2024 were $6.0 million of the $68.5 million in management and advisory fees associated with the fund closings at Bonaccord, TrueBridge, and RCP.

Other revenues increased by $1.8 million or 219% to $2.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 driven by $1.8 million of recognized carried interest income in other revenue at RCP from an uncommon pre-acquisition legacy managed fund.

For the Six Months Ended June 30, 2024 and June 30, 2023

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the six months ended June 30, 2024 and June 30, 2023. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, revenues increased by $17.5 million or 15% primarily due to organic FPAUM growth across Bonaccord, Enhanced, and TrueBridge.

Management and advisory fees increased by $15.4 million, or 13%, to $133.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to organic FPAUM growth at Bonaccord, Enhanced, and TrueBridge of $17.7 million offset slightly by a decrease of $2.3 million in management fees at RCP primarily due to a decrease in catch-up fees. Catch-up fees for the six months ended June 30, 2024 were $13.8 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues increased by $2.1 million or 143% to $3.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by $1.8 million of recognized carried interest income from an uncommon pre-acquisition legacy managed fund in other revenue and an increase of $0.4 million of interest income in other revenue at RCP.

	For the three months ended June 30,				For the six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$36,253	$36,311	$(58)	(0)%	$73,362	$71,953	$1,409	2%
Professional fees	3,535	2,992	543	18%	7,303	6,834	469	7%
General, administrative, and other	7,017	5,037	1,980	39%	13,074	9,894	3,180	32%
Contingent consideration expense	91	80	11	14%	121	470	(349)	(74)%
Amortization of intangibles	6,438	7,326	(888)	(12)%	12,875	14,574	(1,699)	(12)%
Strategic alliance expense	903	402	501	125%	1,518	805	713	89%
Total operating expenses	$54,237	$52,148	$2,089	4%	$108,253	$104,530	$3,723	4%

Operating Expenses

For the Three Months Ended June 30, 2024 and June 30, 2023

Total operating expenses increased by $2.1 million, or 4%, to $54.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase in general, administrative, and other expenses.

Compensation and benefits expense was unchanged for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a change of estimate for timing of achieving the earnout payment related to the acquisition of WTI, which prospectively adjusted recognition of the expense and resulted in $2.8 million decrease for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Additionally, there was a decrease in severance expense of $0.9 million and a decrease in stock compensation of $1.4 million primarily driven by remeasurement for the fair value of the Bonaccord Units and Hark Units related to the acquisition of Bonaccord and Hark. In 2023, the Hark Units were fully earned and recognized, therefore, there was no correlating expense in 2024 associated with the Hark Units. Moreover, the Bonaccord Units, which are recognized using the tranche method, had a decrease in expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. These decreases were offset by a $5.1 million increase related to increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company.

Professional fees increased by $0.5 million, or 18%, to $3.5 million. The primary increase in professional fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is driven by an increase of $0.8 million in legal fees associated with the Company's transitions related to turnover at the management level, office locations, policies, as well as normal course of business such as filings and due diligence for acquisitions, which was slightly offset by the drop off of $0.3 legal fees associated with Enhanced's Oregon DOJ matter in the second quarter of 2023.

General, administrative, and other increased by $2.0 million, or 39%, to $7.0 million, due primarily to $0.6 million increase of placement agent fees at Hark, $0.1 million increase in rent at TrueBridge, $0.1 million increase in premises and utilities expense, $0.3 million increase in marketing efforts, $0.3 million increase in conferences, travel, and entertainment expenses, as well as $0.4 million ongoing enhancements to infrastructure, technology, and security across the Company.

Amortization of intangibles decreased by $0.9 million, or 12%, to $6.4 million, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This is due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

For the Six Months Ended June 30, 2024 and June 30, 2023

Total operating expenses increased by $3.7 million, or 4%, to $108.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to increases in compensation and benefits, general, administrative and other expense, and strategic alliance expense offset slightly by a decrease in amortization of intangibles.

Compensation and benefits expense increased by $1.4 million, or 2%, to $73.4 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by $8.3 million of increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company. This increase was offset by change of estimate for timing of achieving the earnout payment related to the acquisition of WTI, which prospectively adjusted recognition of the expense and resulted in $5.7 million decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Additionally, there was a decrease in severance expense of $0.9 million and a decrease in stock compensation of $1.8 million, of which $5.3 million decrease relates to remeasurement for the fair value of the Bonaccord Units and Hark Units related to the acquisition of Bonaccord and Hark offset by $3.8 million increase related to management separation agreements. In 2023, the Hark Units were fully earned and recognized, therefore, there was no correlating expense in 2024 associated with the Hark Units. Moreover, the Bonaccord Units, which are recognized using the tranche method, had a decrease in expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Professional fees increased by $0.5 million, or 7%, to $7.3 million. The primary driver for the increase in professional fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is an increase of $1.0 million legal expenses associated with the Company's transitions related to turnover at the management level, office locations, policies, as well as normal course of business such as filings and due diligence for acquisitions, which was slightly offset by a decrease in audit and tax services incurred in the six months ended June 30, 2024.

General, administrative and other increased by $3.2 million, or 32%, to $13.1 million, due to $0.8 million increase of placement agent fees, $0.2 million increase of rent, $0.2 million increase of consulting expense, $0.5 million increase in marketing efforts, $0.4 million increase in conferences, travel, and entertainment expenses, and $0.6 million increase for ongoing enhancements to infrastructure, technology, and security across the Company.

Contingent consideration expense decreased by $0.3 million, to $0.1 million, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was driven by remeasurement of contingent consideration payable in connection with the acquisitions of Hark and Bonaccord. The Hark contingent consideration was fully earned and paid in 2023 and the Bonaccord contingent consideration remaining fair value is $5.6 million as of June 30, 2024.

Amortization of intangibles decreased by $1.7 million, or 12%, to $12.9 million, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This is due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Other (Expense)

For the Three Months Ended June 30, 2024 and June 30, 2023

Other expenses decreased by $0.5 million, or 8%, to $5.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven by $1.3 million in other income/(losses) related to legal settlements incurred in the three months ended June 30, 2023 compared to no legal settlements incurred in the three months ended June 30, 2024. This was offset by an increase in interest expense of $0.7 million on the credit facility due to higher SOFR rates and a larger outstanding balance on the Revolving Credit Facility in the three months ended June 30, 2024.

For the Six Months Ended June 30, 2024 and June 30, 2023

Other expenses decreased by $0.5 million, or 4%, to $10.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was driven by $1.3 million in other income/(losses) related to legal settlements incurred in the three months ended June 30, 2023 compared to no legal settlements incurred in the three months ended June 30, 2024 and $0.5 million increase in other income primarily as a result of interest earned for money market accounts. This was offset by an increase in interest expense of $1.3 million due to higher SOFR rates and a larger outstanding balance on the Revolving Credit Facility for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Income Tax Expense

For the Three Months Ended June 30, 2024 and June 30, 2023

Income tax expense increased by $1.8 million to $3.7 million for the three months ended June 30, 2024 compared to the expense of $2.0 million for the three months ended June 30, 2023. The increase was primarily due to additional income during the period.

For the Six Months Ended June 30, 2024 and June 30, 2023

Income tax expense increased by $4.5 million to $5.5 million for the six months ended June 30, 2024 compared to an expense of $1.0 million for the six months ended June 30, 2023. The increase was primarily due to additional income, and a decrease in stock-based compensation-related tax benefit during the period.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$23,846	$21,601	$23,259	$21,206
Add:
Acquisitions	—	—	—	—
Capital raised (1)	737	1,056	1,206	1,721
Capital deployed (2)	107	216	306	461
Net Asset Value Change (3)	(4)	(29)	(4)	(47)
Less:
Scheduled fee base stepdowns	(105)	(214)	(162)	(284)
Expiration of fee period	(746)	(465)	(770)	(892)
Balance, End of period	$23,835	$22,165	$23,835	$22,165

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of June 30, 2024

FPAUM remained flat by staying at $23.8 billion for the three months ended June 30, 2024, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions being offset by expirations and scheduled fee stepdowns. FPAUM increased by $0.6 billion, or 2.5%, to $23.8 billion for the six months ended June 30, 2024, due primarily to an increase in capital raised and deployed from our private equity and venture capital solutions and offset by stepdowns and expirations. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

We use Fee-Related Revenue ("FRR"), Fee-Related Earnings ("FRE"), Adjusted Net Income ("ANI"), as well as Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. FRR is calculated as Total Revenues less any incentive fees. FRE is a non-GAAP performance measure used to monitor our baseline earnings less any incentive fee revenue and excluding any incentive fee-related expenses. ANI reflects our actual cash flows generated by our core operations. ANI is calculated as Adjusted EBITDA, less actual cash paid for interest and federal and state income taxes.

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
•
The effects of income taxes.

The cash income taxes paid during the three months ended June 30, 2024 and June 30, 2023 as well as during the six months ended June 30, 2024 and June 30, 2023 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	$7,390	$2,102	$12,633	$2,871
Adjustments:
Depreciation & amortization	7,075	7,856	14,157	15,626
Interest expense, net	6,115	5,426	11,891	10,598
Income tax expense	3,718	1,964	5,476	1,007
Non-recurring expenses	884	3,017	1,575	5,176
Non-cash stock based compensation	5,771	5,799	11,716	8,398
Non-cash stock based compensation - acquisitions	904	2,272	1,675	6,773
Earn out related compensation	3,558	6,394	7,117	12,787

Adjusted EBITDA	$35,415	$34,830	$66,240	$63,236
Less:
Cash interest expense, net	(5,636)	(7,141)	(11,042)	(10,003)
Net cash paid on income taxes	(1,029)	(1,030)	(1,049)	(1,088)
Adjusted Net Income	$28,750	$26,659	$54,149	$52,145

Total Revenues	$71,076	$62,472	$137,191	$119,725
Adjustments:
Non-Fee Related Revenue	(2,767)	(1,282)	(3,875)	(2,402)
Fee-Related Revenue	$68,309	$61,190	$133,316	$117,323

Adjusted EBITDA	$35,415	$34,830	$66,240	$63,236
Less:
Non-Fee Related Income	(1,850)	(100)	(1,934)	(316)
Fee-Related Earnings	$33,565	$34,730	$64,306	$62,920

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	June 30,	December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$32,202	$32,057	$145	0%
Goodwill and other intangibles	616,358	629,233	(12,875)	(2)%
Total assets	823,222	834,074	(10,852)	(1)%
Accrued compensation and benefits	51,372	45,081	6,291	14%
Debt obligations	300,631	289,844	10,787	4%
Equity	$396,867	$425,162	$(28,295)	(7)%

Cash and cash equivalents remained flat from $32.1 million as of December 31, 2023 to $32.2 million as of June 30, 2024 primarily due to strategic open market repurchases in the open market and the debt draws and repayments associated with the share repurchases. There was a decrease in goodwill and intangible assets of $12.9 million due to amortization of intangibles during the six months ended June 30, 2024. Remaining total assets increased in the same period by $1.9 million. The increase is driven by an increase in accounts receivable and due from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC and Crossroads. The increase in remaining total assets was offset by a decrease in deferred tax assets, net due to a change in estimates and a decrease in prepaid expenses and other assets, which is primarily due to Enhanced's sale of state tax credits during the six months ended June 30, 2024. Debt obligations increased by $10.8 million which is driven by revolver activity due to common stock repurchases during the six months ended June 30, 2024.

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

Both facilities are Term SOFR Loans meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.10%. The Company can elect one or three months for the Revolver Facility and one, three, or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective March 31, 2023. The Revolving Credit Facility has no contractual principal repayments until maturity, which is December 22, 2025 for both facilities.

As of June 30, 2024, the Term Loan with a balance of $196.6 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 7.43%. As of June 30, 2024, the Revolver Facility is split into fourteen tranches. The total principal outstanding is $106.1 million and the average Adjusted Term SOFR Rate amongst the tranches is 7.43%. The tranches are all incurring interest at a set rate for one, three, or six month periods and are subsequently reset at the current SOFR rate. Refer to Note 11 of the Consolidated Financial Statements for further details provided on the tranches and associated interest periods.

The Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of June 30, 2024, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $11.2 million in interest expense for the six months ended June 30, 2024.

On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Company's Credit Agreement. Refer to Note 17 of the Consolidated Financial Statements for further details.

Cash Flows

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table reflects our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,

	2024	2023	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$45,786	$29,207	$16,579	57%
Net cash (used in) investing activities	(1,135)	(627)	(508)	81%
Net cash (used in) financing activities	(44,506)	(33,211)	(11,295)	34%
Increase (Decrease) in cash, cash equivalents and restricted cash	$145	$(4,631)	$4,776	(103)%

Operating Activities

Six Months Ended June 30, 2024 and June 30, 2023

The Company’s operating activities generally reflect the Company’s earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities increased by $16.6 million, or 57%, to $45.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and advisory fees, partially offset by payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses. Additionally, the six months ended June 30, 2024 was impacted by cash received for the sale of tax credits while the six months ended June 30, 2023 was impacted by repaying deposit liabilities to third parties related to pending tax credit projects.

Investing activities

Six Months Ended June 30, 2024 and June 30, 2023

The cash used in investing activities increased by $0.5 million, or 81%, to $1.1 million, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase in cash used was primarily due to purchases of leasehold improvements, included in property and equipment during the six months ended June 30, 2024.

Financing Activities

Six Months Ended June 30, 2024 and June 30, 2023

We recorded a net $44.5 million for the six months ended June 30, 2024 for cash used in financing activities, as compared to cash used in financing activities of $33.2 million for the six months ended June 30, 2023. The change is driven by the repurchase of common stock funded by cash available from operating activities and additional draws on debt during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

Off Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market, or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require either a performance condition or market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 to the Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

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

Interest Rate Risk

As of June 30, 2024, we had $196.6 million in outstanding principal in Term Loans under our Term Loan and $106.1 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.00%. On June 30, 2024, the interest rate on these borrowings was 2.1% + SOFR. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.0 million increase in interest expense related to the loan over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	—	$-	-	$20,524,759
May 1 - 31, 2024	765,700	$8.20	765,700	$14,248,694
June 1 - 30, 2024	768,100	$8.04	768,100	$8,060,047
Total	1,533,800	$8.12	1,533,800
(1)
On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization, not to exceed $20 million (the "Stock Repurchase Program"). Upon completion of purchases under the prior authorization, on December 27, 2022, we announced that our Board of Directors authorized an additional $20 million for repurchases under the Stock Repurchase Program. On February 27, 2024 the Board of Directors authorized an additional $40 million for repurchases under the Stock Repurchase Program, and on August 6, 2024, the Board of Directors authorized an additional $12 million for repurchases under the Stock Repurchase Program. The authorization provides us the flexibility to repurchase shares in the open market, in block trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The Stock Repurchase Program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Item 5. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment No. 1 to 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on June 17, 2024)

10.2*	Separation Agreement and General Release, dated as of May 20, 2024, by and between P10 Intermediate Holdings, LLC and William F. Souder

10.3*	Amendment to Executive Transition Agreement, dated as of May 9, 2024, by and between P10 Intermediate Holdings, LLC and Robert Alpert

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: August 9, 2024	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)