Form 10-Q
period 2024-09-30
P10, Inc.
filed 2024-11-08
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4514 Cole Ave, Suite 1600 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	PX	NYSE

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

As of November 4, 2024, there were 54,850,578 shares of the registrant's Class A common stock and 56,772,177 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$61,451	$30,467
Restricted cash	1,817	1,590
Accounts receivable	27,128	20,620
Notes receivable	6,091	5,755
Due from related parties	74,062	57,696
Investment in unconsolidated subsidiaries	2,577	1,738
Prepaid expenses and other assets	4,133	15,011
Property and equipment, net	6,118	3,325
Right-of-use assets	18,227	17,087
Contingent payments to customers	12,799	14,034
Deferred tax assets, net	32,709	37,518
Intangibles, net	103,883	123,195
Goodwill	506,038	506,038
Total assets	$857,033	$834,074
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$24,553	$15,054
Accrued compensation and benefits	63,018	45,081
Due to related parties	1,704	2,116
Other liabilities	580	854
Contingent consideration	4,288	6,693
Accrued contingent liabilities	16,222	16,222
Deferred revenues	12,081	12,770
Lease liabilities	21,082	20,278
Debt obligations	319,411	289,844
Total liabilities	462,939	408,912
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 61,357,766 issued and 53,813,892 outstanding as of September 30, 2024, and 59,340,269 issued and 57,622,895 outstanding as of December 31, 2023, respectively	54	58
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 57,531,354 shares issued and 57,407,903 shares outstanding as of September 30, 2024, and 58,597,718 shares issued and 58,474,267 shares outstanding as of December 31, 2023, respectively	57	58
Treasury stock	(66,273)	(17,588)
Additional paid-in-capital	640,204	636,073
Accumulated deficit	(219,592)	(233,012)
Noncontrolling interests	39,644	39,573
Total equity	394,094	425,162
TOTAL LIABILITIES AND EQUITY	$857,033	$834,074

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
REVENUES
Management and advisory fees	$72,595	$58,078	$206,192	$176,322
Other revenue	1,648	864	5,242	2,345
Total revenues	74,243	58,942	211,434	178,667
OPERATING EXPENSES
Compensation and benefits	42,531	42,175	115,893	114,128
Professional fees	9,169	3,357	16,472	10,191
General, administrative and other	6,606	5,315	19,680	15,209
Contingent consideration expense	39	80	160	550
Amortization of intangibles	6,437	7,319	19,312	21,893
Strategic alliance expense	635	313	2,153	1,118
Total operating expenses	65,417	58,559	173,670	163,089
INCOME FROM OPERATIONS	8,826	383	37,764	15,578
OTHER (EXPENSE)/ INCOME
Interest expense, net	(6,692)	(5,482)	(18,583)	(16,080)
Other income/(loss)	454	(1,851)	1,516	(2,570)
Total other (expense)	(6,238)	(7,333)	(17,067)	(18,650)
Net income/(loss) before income taxes	2,588	(6,950)	20,697	(3,072)
Income tax (expense)	(1,255)	(1,800)	(6,731)	(2,807)
NET INCOME/(LOSS)	$1,333	$(8,750)	$13,966	$(5,879)

Less: net (income)/loss attributable to noncontrolling interests in P10 Intermediate	73	334	(546)	(169)
NET INCOME/(LOSS) ATTRIBUTABLE TO P10	$1,406	$(8,416)	$13,420	$(6,048)

Earnings/(loss) per share
Basic earnings/(loss) per share	$0.01	$(0.07)	$0.12	$(0.05)
Diluted earnings/(loss) per share	$0.01	$(0.07)	$0.12	$(0.05)
Weighted average shares outstanding, basic	111,374	116,235	112,954	116,134
Weighted average shares outstanding, diluted	119,276	116,235	120,738	116,134

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interst	Equity

Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Net income	—	—	—	—	—	—	—	605	164	769
Stock-based compensation	—	—	—	—	—	—	3,252	—	—	3,252
Issuance of restricted stock units	354	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	76	—	(76)	—	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	294	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(3,038)	—	—	(3,038)
Stock repurchase	—	—	(100)	—	—	—	(851)	—	—	(851)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(7)	—	—	(7)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(122)	(122)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,477)	—	—	(3,477)
Balance at March 31, 2023	43,089	$43	72,832	$73	1,061	$(9,926)	$624,706	$(225,274)	$40,787	$430,409
Net income	—	—	—	—	—	—	—	1,763	339	2,102
Stock-based compensation	—	—	—	—	—	—	4,162	—	—	4,162
Issuance of restricted stock units	230	—	—	—	—	—	4,285	—	—	4,285
Exchange of Class B common stock for Class A common stock	451	1	(451)	(1)	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	54	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(149)	(149)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at June 30, 2023	43,824	$44	72,381	$72	1,061	$(9,926)	$627,420	$(223,511)	$40,977	$435,076
Net loss	—	—	—	—	—	—	—	(8,416)	(334)	(8,750)
Stock-based compensation	—	—	—	—	—	—	5,328	—	—	5,328
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,037	1	(1,037)	(1)	—	—	—	—	—	—
Exercise of stock options (net of tax and strike price)	38	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and exercised stock option strike price	—	—	—	—	—	—	(185)	—	—	(185)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(134)	(134)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,780)	—	—	(3,780)
Balance at September 30, 2023	44,932	$45	71,344	$71	1,061	$(9,926)	$628,783	$(231,927)	$40,509	$427,555

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	(300)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$(227,991)	$39,642	$400,086
Net income	—	—	—	—	—	—	—	6,993	397	7,390
Stock-based compensation	—	—	—	—	—	—	6,654	—	—	6,654
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	132	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	231	—	(231)	—	—	—	—	—	—	—
Exercise of stock options	26	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(60)	—	—	—	—	—	(470)	—	—	(470)
Stock repurchase	(1,534)	(2)	—	—	1,534	(12,463)	—	—	—	(12,465)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(61)	—	—	(61)
Distribution to non-controlling interests, net	—	—	—	—	—	—	—	—	(171)	(171)
Dividends declared	—	—	—	—	—	—	(162)	—	—	(162)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,934)	—	—	(3,934)
Balance at June 30, 2024	53,471	$53	58,208	$58	7,058	$(60,085)	$637,971	$(220,998)	$39,868	$396,867
Net income	—	—	—	—	—	—	—	1,406	(73)	1,333
Stock-based compensation	—	—	—	—	—	—	6,952	—	—	6,952
Exchange of Class B common stock for Class A common stock	800	1	(800)	(1)	—	—	—	—	—	—
Exercise of stock options	293	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax witholding and strike price	(141)	—	—	—	—	—	(897)	—	—	(897)
Stock repurchase	(609)	—	—	—	609	(6,188)	—	—	—	(6,188)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(47)	—	—	(47)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(151)	(151)
Dividends declared	—	—	—	—	—	—	114	—	—	114
Dividends paid per share $0.04	—	—	—	—	—	—	(3,889)	—	—	(3,889)
Balance at September 30, 2024	53,814	$54	57,408	$57	7,667	$(66,273)	$640,204	$(219,592)	$39,644	$394,094

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$13,966	$(5,879)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,039	18,607
Depreciation expense	646	535
Amortization of intangibles	19,312	21,893
Amortization of debt issuance costs and debt discount	1,063	1,080
(Income)/loss from unconsolidated subsidiaries	(668)	220
Deferred tax expense	4,809	1,926
Loss on extinguishment of debt	132	—
Amortization of contingent payment to customers	1,235	1,098
Remeasurement of contingent consideration	160	550
Change in operating assets and liabilities:
Accounts receivable	(6,508)	(3,149)
Due from related parties	(16,366)	(16,326)
Prepaid expenses and other assets	10,289	310
Right-of-use assets	2,828	2,086
Accounts payable and accrued expenses	9,179	4,662
Accrued compensation and benefits	14,681	31,664
Due to related parties	(412)	(1,351)
Other liabilities	(274)	(7,276)
Contingent consideration	—	(3,210)
Deferred revenues	(689)	(232)
Lease liabilities	(3,164)	(1,401)
Net cash provided by operating activities	73,258	45,807
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets	—	(20)
Funding of notes receivable	(382)	(212)
Proceeds from notes receivable	46	14
Investments in unconsolidated subsidiaries	(4)	—
Distributions from investments in unconsolidated subsidiaries	683	516
Software capitalization	(261)	—
Purchases of property and equipment	(3,440)	(1,025)
Net cash used in investing activities	(3,358)	(727)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	386,805	28,000
Repayments on debt obligations	(356,575)	(56,369)
Repurchase of Class A common stock	(48,691)	—
Repurchase of Class A common stock for employee tax withholding	(3,574)	(5,181)
Repurchase of Class B common stock	—	(851)
Payment of contingent consideration	(2,565)	(6,476)
Dividends paid	(11,597)	(11,031)
Distributions to non-controlling interests	(634)	(446)
Debt issuance costs	(1,858)	—
Net cash used in financing activities	(38,689)	(52,354)
Net change in cash, cash equivalents and restricted cash	31,211	(7,274)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	32,057	29,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$63,268	$22,218

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,231	$15,051
Net cash paid for income taxes	$1,437	$1,332
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,968	$3,538
Additions to lease liabilities	3,968	3,538
Dividends declared	71	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$61,451	$20,041
Restricted cash	1,817	2,177
Total cash, cash equivalents and restricted cash	$63,268	$22,218

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

On October 5, 2017, we closed on the acquisition of RCP Advisors 2, LLC ("RCP 2") and entered into a purchase agreement to acquire RCP Advisors 3, LLC ("RCP 3", and collectively with RCP 2, "RCP") in January 2018. On January 3, 2018, we closed on the acquisition of RCP 3. RCP 2 and RCP 3 are registered investment advisors with the United States Securities and Exchange Commission.

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of September 30, 2024, no units have been exchanged into shares of P10 Class A common stock.

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

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. On February 27, 2024, the Board approved an additional $40.0 million to be used towards repurchases. On August 6, 2024, the Board of Directors authorized an additional $12.0 million for repurchases under the Stock Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of September 30, 2024, $78.1 million has been spent to buy back shares under this program.

On October 20, 2023, the Company had a transition of executives ("Executive Transition") and entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provided for a one-year transition period to continue serving the Company in a transitional capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman and Chairman of the Board and the board of the Company appointed CEO and President Mr. Sarsfield to Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations. Mr. Webb's Transition Agreement terminated in accordance with its terms on October 23, 2024. See Note 15 for further information.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2024, and December 31, 2023, cash equivalents include money market funds of $38.0 million and $11.1 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of September 30, 2024 and December 31, 2023 was primarily cash on deposit related to RCP's lease and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible; based on historical events, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of September 30, 2024 and December 31, 2023. If accounts are subsequently determined to be uncollectible they will be expensed in the period that determination is made.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of September 30, 2024 and December 31, 2023, respectively, there is $0 and $9.6 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The Company’s right-of-use assets and lease liabilities are recognized at lease commencement, which is when the Company obtains control of the asset, based on the present value of lease payments over the lease term. Lease right-of-use assets include initial direct costs incurred by the Company and are presented net of deferred rent, lease incentives and certain other existing lease liabilities. Absent an implicit interest rate in the lease, the Company uses its incremental borrowing rate, adjusted for the effects of collateralization, based on the information available at commencement in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease, and the Company would account for this when it is reasonably certain that the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. Additionally, upon amendments or other events, the Company may be required to remeasure our lease liability and right-of-use asset.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2024, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of September 30, 2024, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Bonaccord.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The acquisition-related earnout contingent on employment is a result of the acquisition of WTI. The sellers and certain employees of WTI are eligible to earn up to $70.0 million contingent upon meeting certain EBITDA related hurdles and continued employment. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. The earnout period is through December 31, 2027. Refer to Note 13 for further information.

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

As of September 30, 2024 and December 31, 2023, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable, and due from related parties receivables excluding the receivables from the Advisory Agreements approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of the credit facility using level two inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings. The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using level three inputs and a discounted cash flow model. See Note 12 for further details. The Company has a contingent consideration liability related to the acquisition of Bonaccord that is measured at fair value using level three inputs and a discounted cash flow model. As of September 30, 2024, the contingent consideration is considered fully earned and payment is expected to be made in early 2025 so the value is carried at the full balance of unpaid contingent consideration and is no longer subject to fair value measurements. The Company also had a contingent consideration liability related to the acquisition of Hark, that was valued using level three inputs and a discounted cash flows model, which was paid in in full on July 23, 2023. As a result of the settlement of the contingent consideration, no value is recorded as of December 31, 2023 and September 30, 2024. See Note 10 for additional information.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

at the fair market value on the grant date. For awards with graded-vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 for further discussion. Forfeitures are recognized as they occur.

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

Pronouncements Not Yet Adopted

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity's reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title, and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt the standard in its financial statements for the fiscal year ending December 31, 2024 and the Company expects to expand its segment disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The Company is evaluating the effects of these amendments on its financial reporting.

Note 3. Revenue

The following presents revenues disaggregated by product offering:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Management fees	$71,378	$56,856	$202,461	$172,774
Advisory fees	1,217	1,222	3,731	3,548
Subscriptions	148	128	515	385
Other revenue	1,500	736	4,727	1,960
Total revenues	$74,243	$58,942	$211,434	$178,667

Note 4. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three and nine months ended September 30, 2024, the strategic alliance expense reported was $0.6 million and $2.2 million, respectively. For the three and nine months ended September 30, 2023, the strategic alliance expense reported was $0.3 million and $1.1 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Within 60 days following the final closing of the next fund, Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of September 30, 2024. Fund II has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and has begun to accrue an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Bonaccord Fund III ("Fund III") with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of September 30, 2024 as Fund III has not yet started raising capital and as such, there is no impact to the consolidated financial statements. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 5. Notes Receivable

The Company has two significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million, of which $5.0 million was drawn as of September 30, 2024 with a maturity date of September 30, 2031. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at SOFR plus 2.10% and are payable annually in arrears.

As of September 30, 2024 and December 31, 2023, the notes receivable balance associated with these notes was $6.0 million and $5.8 million, respectively. The Company recognized interest income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $581.2 million and $579.4 million as of September 30, 2024 and December 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $454.8 million and $397.6 million as of September 30, 2024 and December 31, 2023, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Credit Facility, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of September 30, 2024, investment in unconsolidated subsidiaries totaled $2.6 million, of which $0.9 million related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses, and $0 related to ECG’s tax credit finance businesses. As of December 31, 2023, investment in unconsolidated subsidiaries totaled $1.7 million, of which $0 related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses, and $0 related to ECG’s tax credit finance businesses.

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of September 30,	As of December 31,
	2024	2023
Computers and purchased software	$1,872	$1,528
Furniture and fixtures	2,043	1,666
Leasehold improvements	5,570	2,894
	9,485	6,088
Less: accumulated depreciation	(3,367)	(2,763)
Total property and equipment, net	$6,118	$3,325

Note 9. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2024 are as follows:

Balance at December 31, 2023	$506,038
Increase from acquisitions	-
Balance at September 30, 2024	$506,038

Intangibles consists of the following:

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(7,688)	20,552
Management and advisory contracts	194,666	(128,839)	65,827
Technology	2,380	(2,281)	99
Total finite-lived intangible assets	225,286	(138,808)	86,478
Total intangible assets	$242,691	$(138,808)	$103,883

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

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2024	$6,300
2025	21,269
2026	16,640
2027	13,307
2028	9,986
Thereafter	18,976

Total amortization	$86,478

Note 10. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$63,159	$37,231	$49,877	$49,877	3	Note 12
Liabilities
Debt Obligations	$319,411	$319,411	$289,844	$289,844	2	Note 11

As of September 30, 2024 and December 31, 2023, debt obligations' carrying value approximates fair value due to the recent market transaction executed and the variable rate feature of these obligations.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers is required to be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of September 30, 2024, Bonaccord met the fundraising targets and the Company is responsible to pay the sellers the remaining $4.3 million of the earnout, which is expected to be paid by the end of the first quarter of 2025. The Company has paid $15.7 million since inception, of which $2.6 million was paid in the nine months ended September 30, 2024. Total remeasurement expense recognized for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. Total remeasurement expense recognized for the three and nine months ended September 30, 2023 was $0.1 million and $0.5 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. As

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

of September 30, 2024, all contingent consideration for the acquisitions of Hark and Bonaccord are considered fully earned. As a result, the liability transfers out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. Following September 30, 2024, the Company has paid $2.1 million towards the remaining contingent consideration.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the three and nine months ended September 30, 2024 totaled $0 and $0, respectively. Total remeasurement expense recognized for the three and nine months ended September 30, 2023, respectively, totaled $0 and $0.1 million, which was included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration of $5.4 million was paid during the year ended December 31, 2023.

The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,693	$6,693
Total liabilities	$-	$-	$6,693	$6,693

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the nine months ended September 30, 2024 and December 31, 2023.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Nine Months Ended September 30,
	2024	2023
Balance, beginning of year:	$6,693	$17,337
Change in fair value	160	550
Settlements	(2,565)	(9,686)
Transfers out of level 3 measurement	(4,288)	-
Balance, end of period:	$-	$8,201

Until transferred out of Level 3 fair value measurement, the fair value of the contingent consideration liability represents the fair value of future payments upon satisfaction of performance targets. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability primarily relate to the expected future payments of obligations with a discount rate applied. The contingent consideration liability is included in contingent consideration on the Consolidated Balance Sheets. Changes in the fair value of the liability are included in contingent consideration expense on the Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 11. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

Revolver facility	$—	$90,700
Debt issuance costs	(3,540)	(1,848)
Revolver facility, net	$(3,540)	$88,852

Term Loan	$325,000	$201,875
Debt issuance costs	(2,049)	(883)
Term loan, net	$322,951	$200,992
Total debt obligations, net	$319,411	$289,844

	September 30, 2024
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$325,000	2.60%	5.08%	2/1/2025
Total	$325,000

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised with a split of $87.5 million worth of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior secured term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "New Credit Facilities"). The New Credit Facilities were to be used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The New Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolver Facility and one, three, or six months for the New Term Loan, which the Company elected a six month SOFR rate on the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% on the New Term Loan quarterly effective December 31, 2025. The New Revolving Credit Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities. The New Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, P10 Intermediate and the Company's guarantor subsidiaries, subject to customary exceptions.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of September 30, 2024, P10 was in compliance with its financial and other covenants required under the facility. For the three and nine months ended September 30, 2024, $6.3 million and $17.5 million of interest expense was incurred, respectively. For the three and nine months ended September 30, 2023, $5.1 million and $15.0 million of interest expense was incurred, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Debt Payable

Future principal maturities of debt as of September 30, 2024 are as follows:

2024	$-
2025	4,063
2026	16,250
2027	16,250
2028	288,437
$325,000

Note 12. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.2 million in rent to 210 Capital, LLC for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2024, the total accounts receivable from the Funds totaled $25.2 million, of which $9.1 million related to reimbursable expenses and $16.1 million related to fees earned but not yet received. As of December 31, 2023, the total accounts receivable from the Funds totaled $18.9 million, of which $5.5 million related to reimbursable expenses and $13.4 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed as the projects expire. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of September 30, 2024, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $12.5 thousand and $18.1 thousand for the three and nine months ended September 30, 2024, respectively. No significant financing components were identified for the three and nine months ended September 30, 2023. As of September 30, 2024, the total advisory fees are $115.1 million over ten years. These agreements are subject to customary termination provisions. Since inception, $74.8 million of the total $115.1 million advisory fees have been recognized as revenue. There was $40.3 million in remaining performance obligations related to these agreements, which will be recognized between July 1, 2024 and December 31, 2031. For the three and nine months ended September 30, 2024, advisory fees earned or recognized under these agreements were $4.4 million and $12.8 million, respectively, and $5.3 million and $15.5 million for the three and nine months ended September 30, 2023, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest were $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the associated receivable was $61.3 million and $48.5 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services to Enhanced PC at the direction of ECG. The invoice associated with this agreement is paid quarterly in arrears and subject to 5% of interest per annum. The Company recognized $3.8 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, and $3.1 million and $9.3 million for the three and nine months ended September 30, 2023, respectively, related to this agreement within compensation and benefits on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the associated accrual was $1.7 million and $2.1 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $6.2 million and $10.5 million for the three and nine months ended September 30, 2024, respectively, and $1.6 million and $6.6 million for the three and nine months ended September 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two members of the Board of Directors of the Company are directors of Crossroads and have recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $15 thousand has been recognized for the three and nine months ended September 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized $5 thousand and $15 thousand for the three and nine months ended September 30, 2023, respectively.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. Additional Secured Promissory Notes were signed with certain Bonaccord employees on October 13, 2023. For details, see Note 5.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively.

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

The following table presents information regarding the Company’s operating leases as of September 30, 2024:

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Operating lease right-of-use assets	$18,164
Operating lease liabilities	$20,909
Cash paid during nine months ended September 30, 2024 for operating lease liabilities	$3,082
Weighted-average remaining lease term (in years)	6.47
Weighted-average discount rate	4.97%

The future contractual lease payments as of September 30, 2024 are as follows:

2024	$(363)
2025	3,541
2026	3,909
2027	3,829
2028	3,549
Thereafter	10,745
Total undiscounted lease payments	25,210
Less imputed interest	(4,301)
Total operating lease liabilities	$20,909

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of September 30, 2024, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the three and nine months ended September 30, 2024, $3.1 million and $9.2 million of expense, respectively, was recognized and for the three and nine months ended September 30, 2023, $6.0 million and $17.9 million was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the balance was $35.4 million and $26.2 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $1.5 million of expense, respectively, and for the three and nine months ended September 30, 2023, $0.5 million and $1.5 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the balance was $3.9 million and $2.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the term of the revenue share agreements. As of September 30, 2024, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of September 30, 2024 and December 31, 2023, the associated liabilities were $16.2 million and $16.2 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $12.8 million and $14.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognized $0.4 million and $1.1 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.1 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes as if they occurred at inception.

Departure of the Chief Operating Officer

William "Fritz" Souder, the Company's Chief Operating Officer ("COO"), retired from P10 in May of 2024. Associated with his retirement, the COO received $1.2 million of severance payments. As of September 30, 2024 and December 31, 2023, the Company has $0 and $1.2 million of severance payable related to the retirement, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. The severance expense was accrued in the fourth quarter of 2023 and has no impact on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023. The severance payment was made in May 2024.

Purchase Agreement

On September 16, 2024, the Company ("Buyer") entered ino an equity purchase agreement (the "Purchase Agreement") with Qualitas Equity Funds SGEIC, S.A. ("Qualitas Funds"), Qualitas Funds Holdco, S.L. ("Seller"), Sergio Garcia Huertas and Eric Todd Halverson, pursuant to which, subject to the satisfaction or waiver of specified conditions, Buyer would acquire all of the issued and outstanding equity interests of Qualitas Funds (the "Transaction").

The consideration payable to complete the transaction consists of $42.3 million in cash and 2,068,794 shares of the Company's Class A Common Stock. Of this amount of Class A Common Stock, 1,669,990 shares will be delivered at closing, with 398,804 shares being subject to a five-year holdback to cover certain indemnification obligations of the Seller during the holdback period. The number of shares to be delivered was calculated based on the daily volume weighted averages of the Class A common Stock for the 20 consecutive trading days ending on September 11, 2024 which was $10.03 per share.

Up to an additional €31.7 million in consideration (an Earn-Out Payment") may be payable based on the run-rate net revenue as of December 31, 2027 from new funds for Qualitas Funds raised after closing. Any Earn-Out Payment will be paid in a mix of cash and Class A Common Stock at Seller's election, with no more than 65% payable in cash.

The Transaction is expected to close in the first quarter of 2025, subject to customary closing conditions.

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

Based on these methodologies, the Company’s effective income tax rate was 48.49% and 32.52% for the three and nine months ended September 30, 2024, respectively. The Company's effective income tax rate was -25.90% and 30.24% for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, capitalization of the post-letter of intent transaction costs of the stock acquisition, state taxes, and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2024, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the nine months ended September 30, 2024.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares that may be issued under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of September 30, 2024, there are 10,409,508 shares available for grant under the Plan.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Granted	2,536,717	8.00
Exercised	(607,405)	1.43
Expired/Forfeited	(1,207,827)	8.49
Outstanding as of September 30, 2024	13,436,866	$8.40	7.57	$33,514,672
Exercisable as of September 30, 2024	2,081,677	$4.88	6.03	$12,140,396

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $1.8 million and $7.1 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $5.3 million for the three and nine months ended September 30, 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2024 was $11.6 million and is expected to be recognized over a weighted average period of 2.83 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Expected life (in years)	6.75	7.5
Expected volatility	37.50%	38.33%
Risk-free interest rate	4.23%	4.09%
Expected dividend yield	1.63%	1.20%

The Company has granted restricted stock awards ("RSAs") to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. All of the shares currently vest one year from the grant date.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2023	32,722	$11.46
Granted	93,473	8.02
Vested	(32,722)	11.46
Forfeited	—	—
Outstanding as of September 30, 2024	93,473	$8.02

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

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of September 30, 2024, certain performance metrics have been met and specific employees have earned $11.3 million in value, which $6.6 million was issued in shares and $4.7 million was issued in cash. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. Future vested tranches will be settled in cash. An expense of $3.1 million and $3.2 million has been recorded for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $5.6 million for the three and nine months ended September 30, 2023 on the Consolidated Statements of Operations. As of September 30, 2024, the Company deemed $16.1 million probable and $0.3 million is unrecognized expense.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. All Hark Units have vested and been issued. An expense of $0 has been recorded for the three and nine months ended September 30, 2024, and $0 and $0.3 million for the three and nine months ended September 30, 2023, respectively, on the Consolidated Statements of Operations.

At the time of Executive Transition, the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The Executive Transition Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The award has a stated value of $4.0 million and will be issued in $1.0 million increments quarterly beginning on October 20, 2023, and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions; therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of September 30, 2024, $4.0 million has been issued. For the three and nine months ended September 30, 2024, $1.8 million and $3.0 million of stock compensation expense, respectively, was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the three and nine months ended September 30, 2023. The unrecognized expense associated with the Executive Transition Units was $0.5 million as of September 30, 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day volume-weighted average price ("VWAP"). The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of September 30, 2024, none of the Executive Market Units have vested. For the three and nine months ended September 30, 2024, $0.6 million and $2.0 million of stock compensation expense was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the three and nine months ended September 30, 2023. The unrecognized expense associated with the Executive Market Units was $8.3 million as of September 30, 2024.

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

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2023	1,418,094	$9.15
Granted	1,241,344	8.34
Vested	(750,714)	9.60
Forfeited	(3,819)	9.30
Outstanding as of September 30, 2024	1,904,905	$8.44

Note 16. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and nine months ended September 30, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Numerator:
Numerator for basic calculation—Net income/(loss)
Numerator for basic calculation—Net income/(loss) attributable to P10	$1,406	$(8,416)	$13,420	$(6,048)
Adjustment for:
Net income/(loss) attributable to noncontrolling interests in P10 Intermediate	(73)	(334)	546	169
Numerator for earnings/(loss) per share
Numerator for earnings/(loss) per share assuming dilution	$1,333	$(8,750)	$13,966	$(5,879)
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	111,374	116,235	112,954	116,134
Weighted shares assumed upon exercise of partnership units	3,917	-	3,917	-
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,985	-	3,867	-
Denominator for earnings/(loss) per share assuming dilution	119,276	116,235	120,738	116,134
Earnings/(loss) per Class A share—basic	$0.01	$(0.07)	$0.12	$(0.05)
Earnings/(loss) per Class A share—diluted	$0.01	$(0.07)	$0.12	$(0.05)
Earnings/(loss) per Class B share—basic	$0.01	$(0.07)	$0.12	$(0.05)
Earnings/(loss) per Class B share—diluted	$0.01	$(0.07)	$0.12	$(0.05)

The computations of diluted earnings per share on a weighted average basis would exclude 8.1 million and 10.1 million options for the three and nine months ended September 30, 2024, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 1.8 million and 3.2 million options for the three and nine months ended September 30, 2023, respectively, because the options were anti-dilutive.

Note 17. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.035 per share of Class A and Class B common stock, payable on December 20, 2024, to the holders of record as of the close of business on November 29, 2024.

Robert Alpert and C. Clark Webb resigned from the Company's Board of Directors, effective November 7, 2024.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after September 30, 2024, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provides a one-year transition period to continue servicing the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman and the board of the Company appointed CEO and President Mr. Sarsfield to Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations. Mr. Webb's Transition Agreement terminated in accordance with its terms on October 23, 2024.

As of September 30, 2024, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 43 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 2,120+ investors, 285+ fund managers, 550+ private market funds and 5,100+ portfolio companies. We have 57 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 5,880 investment firms, 10,700 funds, 48,000 individual transactions, 32,000 private companies and 334,000 financial metrics. As of September 30, 2024, PES managed $13.4 billion of Fee-Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,900+ investors, 90+ fund managers, 95+ direct investments, 385+ private market funds and 13,100+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2024, VCS managed $6.4 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 55 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 420+ investors across 50 active investment vehicles and 1,800+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 655 credit opportunities annually. We currently maintain 80+ active sponsor relationships and have 120+ platform investments. Within PCS, the Company has investments that target renewable energy development and historic building renovation projects, as well as providing capital to small businesses that are women or minority owned or operating in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. From the impact investing inception in 1999 through September 30, 2024, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $6.3 billion. Of the total AUM, impact assets represent $4.2 billion invested in over 950 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,229 GWh of renewable energy from inception to December 31, 2023. As of September 30, 2024, PCS managed approximately $5.1 billion of FPAUM.

During 2022, the Board approved a program to repurchase up to $40.0 million of outstanding shares of our Class A and Class B common stock. Upon completion of purchases under the prior authorizations, on February 27, 2024, the Board of Directors authorized an additional $40.0 million for repurchases under the Stock Repurchase Program. On August 6, 2024, the Board of Directors authorized an additional $12.0 million for repurchases under the Stock Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of September 30, 2024, $78.1 million has been spent to buy back shares under this program.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.7 billion of our FPAUM as of September 30, 2024.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments, typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $9.6 billion of our FPAUM as of September 30, 2024.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of September 30, 2024.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite high interest rates and the global economy outlook remaining uncertain, we continue to see investors turning towards alternative investments to achieve consistent and higher yields with our contractually guaranteed fee rate.

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

Results of Operations

For the three and nine months ended September 30, 2024 and September 30, 2023.

	For the three months ended September 30,				For the nine months ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$72,595	$58,078	$14,517	25%	$206,192	$176,322	$29,870	17%
Other revenue	1,648	864	784	91%	5,242	2,345	2,897	124%
Total revenues	74,243	58,942	15,301	26%	211,434	178,667	32,767	18%
OPERATING EXPENSES
Compensation and benefits	42,531	42,175	356	1%	115,893	114,128	1,765	2%
Professional fees	9,169	3,357	5,812	173%	16,472	10,191	6,281	62%
General, administrative and other	6,606	5,315	1,291	24%	19,680	15,209	4,471	29%
Contingent consideration expense	39	80	(41)	(51)%	160	550	(390)	(71)%
Amortization of intangibles	6,437	7,319	(882)	(12)%	19,312	21,893	(2,581)	(12)%
Strategic alliance expense	635	313	322	103%	2,153	1,118	1,035	93%
Total operating expenses	65,417	58,559	6,858	12%	173,670	163,089	10,581	6%

INCOME FROM OPERATIONS	8,826	383	8,443	2,204%	37,764	15,578	22,186	142%

OTHER (EXPENSE)/ INCOME

Interest expense, net	(6,692)	(5,482)	(1,210)	22%	(18,583)	(16,080)	(2,503)	16%
Other income/(loss)	454	(1,851)	2,305	N/A	1,516	(2,570)	4,086	N/A
Total other (expense)	(6,238)	(7,333)	1,095	(15)%	(17,067)	(18,650)	1,583	(8)%
Net income/(losses) before income taxes	2,588	(6,950)	9,538	N/A	20,697	(3,072)	23,769	N/A
Income tax (expense)	(1,255)	(1,800)	545	(30)%	(6,731)	(2,807)	(3,924)	140%
NET INCOME/(LOSS)	$1,333	$(8,750)	$10,083	N/A	$13,966	$(5,879)	$19,845	N/A

Revenues

For the Three Months Ended September 30, 2024 and September 30, 2023

Our total revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the three months ended September 30, 2024 and September 30, 2023. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, revenues increased by $15.3 million or 26% due to organic FPAUM growth across Bonaccord, Enhanced, RCP, and WTI.

Management and advisory fees increased by $14.5 million, or 25%, to $72.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due primarily to organic FPAUM growth generating revenues of $14.7 million at Bonaccord, Enhanced, RCP and WTI. Catch-up fees for the three months ended September 30, 2024 were $6.2 million of the $72.6 million in management and advisory fees associated with the fund closings at Bonaccord and RCP.

Other revenues increased by $0.8 million or 91% to $1.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 driven by $0.6 million increase in ancillary elements of our business. Additionally, an increase of $0.2 million of interest income in other revenue at RCP.

For the Nine Months Ended September 30, 2024 and September 30, 2023

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the nine months ended September 30, 2024 and September 30, 2023. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, revenues increased by $32.8 million or 18% primarily due to organic FPAUM growth across Bonaccord, Enhanced, RCP, WTI, and TrueBridge.

Management and advisory fees increased by $29.9 million, or 17%, to $206.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to organic FPAUM growth at Bonaccord, Enhanced, WTI, and TrueBridge of $30.2 million offset slightly by a decrease of $0.7 million in management fees at Five Points. Catch-up fees for the nine months ended September 30, 2024 were $20.0 million associated with the fund closings at Bonaccord, TrueBridge and RCP.

Other revenues increased by $2.9 million or 124% to $5.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by $2.0 million of recognized carried interest income from an uncommon pre-acquisition legacy managed fund in other revenue and an increase of $0.6 million of interest income in other revenue at RCP.

	For the three months ended September 30,				For the nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$42,531	$42,175	$356	1%	$115,893	$114,128	$1,765	2%
Professional fees	9,169	3,357	5,812	173%	16,472	10,191	6,281	62%
General, administrative, and other	6,606	5,315	1,291	24%	19,680	15,209	4,471	29%
Contingent consideration expense	39	80	(41)	(51)%	160	550	(390)	(71)%
Amortization of intangibles	6,437	7,319	(882)	(12)%	19,312	21,893	(2,581)	(12)%
Strategic alliance expense	635	313	322	103%	2,153	1,118	1,035	93%
Total operating expenses	$65,417	$58,559	$6,858	12%	$173,670	$163,089	$10,581	6%

Operating Expenses

For the Three Months Ended September 30, 2024 and September 30, 2023

Total operating expenses increased by $6.9 million, or 12%, to $65.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase in professional fees as well as general, administrative, and other expenses.

Compensation and benefits expense was relatively unchanged for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. There was a decrease in severance expense of $2.3 million and a decrease in stock compensation of $1.3 million primarily driven by a decrease in management stock compensation expense acceleration related to the executive transition that occurred in October 2023 offset by an increase in the remeasurement for the fair value of the Bonaccord Units related to the acquisition of Bonaccord. The Bonaccord Units, which are recognized using the tranche method, had an increase in expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. These decreases were offset by a $1.8 million increase in profit and revenue share expense at Bonaccord and $1.3 million increase related to increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company.

Professional fees increased by $5.8 million, or 173%, to $9.2 million. The primary increase in professional fees for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily driven by an increase in professional and legal fees associated with the Company's debt refinancing as well as the Company's transitions related to turnover at the management level, office locations, policies, as well as normal course of business such as filings and due diligence for acquisitions.

General, administrative, and other increased by $1.3 million, or 24%, to $6.6 million, due primarily to $0.5 million increase of placement agent fees at Hark, $0.4 million increase in marketing efforts, as well as $0.4 million ongoing enhancements to infrastructure, technology, and security across the Company.

Amortization of intangibles decreased by $0.9 million, or 12%, to $6.4 million, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This is due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

For the Nine Months Ended September 30, 2024 and September 30, 2023

Total operating expenses increased by $10.6 million, or 6%, to $173.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to increases in compensation and benefits, general, administrative and other expense, professional fees, and strategic alliance expense offset slightly by a decrease in amortization of intangibles.

Compensation and benefits expense increased by $1.8 million, or 2%, to $115.9 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by $15.9 million of increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company. This increase was offset by change of estimate for timing of achieving the earnout payment related to the acquisition of WTI, which prospectively adjusted recognition of the expense and resulted in $8.6 million decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Additionally, there was a decrease in severance expense of $3.3 million and a decrease in stock compensation of $3.1 million, of which $2.1 million decrease relates to remeasurement for the fair value of the Bonaccord Units and Hark Units related to the acquisition of Bonaccord and Hark and a decrease of $1.0 million related to management stock award accelerations in 2023 related to the Executive Transition in October 2023. In 2023, the Hark Units were fully earned and recognized, therefore, there was no correlating expense in 2024 associated with the Hark Units. Moreover, the Bonaccord Units, which are recognized using the tranche method, had a decrease in expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Professional fees increased by $6.3 million, or 62%, to $16.5 million. The primary driver for the increase in professional fees for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is an increase of $5.0 million in professional and legal expenses associated with the Company's debt refinancing and the Company's transitions related to turnover at the management level, office locations, policies, as well as normal course of business such as filings and due diligence for acquisitions. Additionally, a $1.1 million increase related to audit, tax, and compliance services provided to the Company.

General, administrative and other increased by $4.5 million, or 29%, to $19.7 million, due to $1.1 million increase of placement agent fees, $0.3 million increase of rent, $0.9 million increase in marketing efforts, $0.6 million increase in conferences, travel, and entertainment expenses, and $1.1 million increase for ongoing enhancements to infrastructure, technology, and security across the Company.

Contingent consideration expense decreased by $0.4 million, to $0.2 million, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was driven by remeasurement of contingent consideration payable in connection with the acquisitions of Hark and Bonaccord. The Hark contingent consideration was fully earned and paid in 2023 and the Bonaccord contingent consideration is fully earned as of September 30, 2024 and has a remaining fair value is $4.3 million as of September 30, 2024.

Amortization of intangibles decreased by $2.6 million, or 12%, to $19.3 million, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This is due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Other (Expense)

For the Three Months Ended September 30, 2024 and September 30, 2023

Other expenses decreased by $1.1 million, or (15)%, to $6.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was driven by $3.1 million in other income/(losses) related to legal settlements incurred in the three months ended September 30, 2023 compared to no legal settlements incurred in the three months ended September 30, 2024. This was offset by an increase in interest expense of $2.0 million on the credit facility due to higher SOFR rates and a larger outstanding debt balance in the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2024 and September 30, 2023

Other expenses decreased by $1.6 million, or 8%, to $17.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was driven by $2.3 million in other income/(losses) related to legal settlements incurred in the nine months ended September 30, 2023 compared to no legal settlements incurred in the nine months ended September 30, 2024 and $1.7 million increase in other income driven by interest earned for money market accounts and income from unconsolidated subsidiaries. This was offset by an increase in interest expense of $2.5 million due to higher SOFR rates and a larger average outstanding debt balance for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Income Tax Expense

For the Three Months Ended September 30, 2024 and September 30, 2023

Income tax expense decreased by $0.5 million to $1.3 million for the three months ended September 30, 2024 compared to the expense of $1.8 million for the three months ended September 30, 2023. The decrease was primarily due to discrete period recognition of windfall tax adjustments related to options exercised and RSU vesting during the period.

For the Nine Months Ended September 30, 2024 and September 30, 2023

Income tax expense increased by $3.9 million to $6.7 million for the nine months ended September 30, 2024 compared to an expense of $2.8 million for the nine months ended September 30, 2023. The increase was primarily due to additional income during the period.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$23,835	$22,165	$23,259	$21,206
Add:
Acquisitions	—	—	—	—
Capital raised (1)	1,251	536	2,457	2,257
Capital deployed (2)	122	163	428	624
Net Asset Value Change (3)	—	(70)	(4)	(117)
Less:
Scheduled fee base stepdowns	(277)	(37)	(439)	(321)
Expiration of fee period	(8)	(61)	(778)	(953)
Balance, End of period	$24,923	$22,696	$24,923	$22,696

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of September 30, 2024

FPAUM increased by $1.1 million to $24.9 million for the three months ended September 30, 2024, due primarily to an increase in capital raised from our private equity and venture capital solutions being offset by scheduled fee stepdowns. FPAUM increased by $1.7 billion, or 7.2%, to $24.9 billion for the nine months ended September 30, 2024, due primarily to an increase in capital raised from our private equity and venture capital solutions. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
Expenses related to the debt refinancing completed in August 2024;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition; and
•
The effects of income taxes.

The cash income taxes paid during the three months ended September 30, 2024 and September 30, 2023 as well as during the nine months ended September 30, 2024 and September 30, 2023 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net Income/(Loss)	$1,333	$(8,750)	$13,966	$(5,879)
Adjustments:
Depreciation & amortization	7,254	7,900	21,411	23,526
Interest expense, net	6,692	5,482	18,584	16,080
Income tax expense	1,255	1,799	6,731	2,806
Non-recurring expenses	5,556	5,493	7,131	10,668
Non-cash stock based compensation	5,765	7,871	17,482	16,269
Non-cash stock based compensation - acquisitions	3,882	1,122	5,557	7,895
Non-cash stock based compensation - CEO transition	—	2,106	—	2,106
Earn out related compensation	3,597	6,607	10,714	19,394

Adjusted EBITDA	$35,334	$29,630	$101,576	$92,865
Less:
Cash interest expense, net	(4,189)	(5,048)	(15,231)	(15,051)
Cash income taxes, net of taxes related to acquisitions	(388)	(245)	(1,437)	(1,332)
Adjusted Net Income	$30,757	$24,337	$84,908	$76,482

Total Revenues	$74,243	$58,942	$211,434	$178,667
Adjustments:
Non-Fee Related Revenue	(1,317)	(1,202)	(5,192)	(3,604)
Fee-Related Revenue	$72,926	$57,740	$206,242	$175,063

Adjusted EBITDA	$35,334	$29,630	$101,576	$92,865
Less:
Non-Fee Related Income	(248)	(94)	(2,182)	(410)
Fee-Related Earnings	$35,086	$29,536	$99,394	$92,455

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$63,268	$32,057	$31,211	97%
Goodwill and other intangibles	609,921	629,233	(19,312)	(3)%
Total assets	857,033	834,074	22,959	3%
Accrued compensation and benefits	63,018	45,081	17,937	40%
Debt obligations	319,411	289,844	29,567	10%
Equity	$394,094	$425,162	$(31,068)	(7)%

Cash and cash equivalents increased from $32.1 million as of December 31, 2023 to $63.3 million as of September 30, 2024 primarily due to the Company's debt refinancing. There was a decrease in goodwill and intangible assets of $19.3 million due to amortization of intangibles during the nine months ended September 30, 2024. Remaining total assets increased in the same period by $11.7 million. The increase is driven by an increase in accounts receivable and due from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC and Crossroads. The increase in remaining total assets was offset by a decrease in deferred tax assets, net due to utilization of the net operating losses and a decrease in prepaid expenses and other assets, which is primarily due to Enhanced's sale of state tax credits during the nine months ended September 30, 2024. Debt obligations increased by $30.4 million which is driven by the Company's debt refinancing during the nine months ended September 30, 2024.

Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds or issue new shares as consideration will be critical as we pursue additional business development opportunities and new acquisitions.

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125 million accordion feature available in the credit agreement, which we exercised in September 2022. The accordion was not drawn until October 2022, at which point it was divided to $87.5 million of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into the Amended and Restated Credit Agreement, which provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit, and a new senior secured loan facility in the amount of $325 million. The New Credit Facilities are to be used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The New Credit Facilities are Term SOFR Loans meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the Revolver Facility and one, three, or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective December 31, 2025. The New Revolving Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities.

As of September 30, 2024, the Term Loan with a balance of $325.0 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 7.68%. As of September 30, 2024, there is no outstanding balance for the Revolver Facility. Refer to Note 11 of the Consolidated Financial Statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio of less than or equal to 3.50. As of September 30, 2024, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $17.5 million in interest expense for the nine months ended September 30, 2024.

Cash Flows

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table reflects our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,

	2024	2023	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$73,258	$45,807	$27,451	60%
Net cash (used in) investing activities	(3,358)	(727)	(2,631)	362%
Net cash (used in) financing activities	(38,689)	(52,354)	13,665	(26)%
Increase (Decrease) in cash, cash equivalents and restricted cash	$31,211	$(7,274)	$38,485	(529)%

Operating Activities

Nine Months Ended September 30, 2024 and September 30, 2023

The Company’s operating activities generally reflect the Company’s earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities increased by $27.5 million, or 60%, to $73.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and advisory fees, partially offset by payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses. Additionally, the nine months ended September 30, 2024 was impacted by cash received for the sale of tax credits while the nine months ended September 30, 2023 was impacted by repaying deposit liabilities to third parties related to pending tax credit projects.

Investing activities

Nine Months Ended September 30, 2024 and September 30, 2023

The cash used in investing activities increased by $2.6 million, or 362%, to $3.4 million, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase in cash used was primarily due to purchases of leasehold improvements, included in property and equipment during the nine months ended September 30, 2024.

Financing Activities

Nine Months Ended September 30, 2024 and September 30, 2023

We recorded a net $38.7 million for the nine months ended September 30, 2024 for cash used in financing activities, as compared to cash used in financing activities of $52.4 million for the nine months ended September 30, 2023. The change is driven by the cash provided by debt refinancing during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

The Company has determined that certain of its subsidiaries are VIEs, and that the Company is the primary beneficiary of the entities, because it has the power to direct activities of the entities that most significantly impact such VIEs' economic performance and has a controlling financial interest in each entity. Accordingly, the Company consolidates these entities, which include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets and liabilities of the consolidated VIEs are presented gross in the Consolidated Balance Sheets. The liabilities of our consolidated VIEs' are obligations of those entities and their creditors do not generally have recourse to the assets of P10. See Note 6 of our consolidated financial statements for more information on both consolidated and unconsolidated VIEs.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 to the Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

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

Interest Rate Risk

As of September 30, 2024, we had $325.0 million in outstanding principal in Term Loans under our Term Loan and $0 under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of

0.10%, plus 2.50%. On September 30, 2024, the interest rate on these borrowings was 2.6% + SOFR. Despite the current interest rate environment displaying an interest rate cut by 50-basis points, the Company is still exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $3.2 million increase in interest expense related to the loan over the next 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	—	$-	-	$8,060,047
August 1 - 31, 2024	609,300	$10.15	609,300	$13,872,482
September 1 - 30, 2024	—	$-	-	$13,872,482
Total	609,300	$10.15	609,300
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

10.1

Restatement Agreement, dated as of August 1, 2024, attaching the Amended and Restated Credit Agreement, dated as of such date, among P10, Inc., P10 Intermediate Holdings LLC, the other guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

P10, Inc.

Date: November 8, 2024	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)