Form 10-K
period 2024-12-31
P10, Inc.
filed 2025-02-28
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4514 Cole Ave, Suite 500 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	PX	NYSE

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

The aggregate market value of Class A common stock held by non-affiliates of the Registrant on June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $387.5 million, based on the closing price of $8.48 as reported by the NYSE Stock Market.

As of February 24, 2025, there were 74,792,964 shares of the Registrant's Class A common stock and 36,405,311 shares of the Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Our principal operating brands are RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP 3”, and collectively with RCP 2, “RCP Advisors”), TrueBridge Capital Partners LLC (“TrueBridge”), Five Points Capital, Inc. (“Five Points”), Reynolda Equity Partners ("Reynolda"), Enhanced Capital Group, LLC (“ECG” or “Enhanced”), Bonaccord Capital Advisors LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), P10 Advisors, LLC (“P10 Advisors”), and Westech Investment Advisors LLC (“WTI”).

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we, ”“us,” “our,” the “Company,” “P10”and similar terms refer to P10, Inc. and its subsidiaries and, to the extent applicable, its predecessors. As used in this Form 10-K, (i) the term “P10 Holdings” refers to P10 Holdings, Inc. for all periods and (ii) the term “P10, Inc.” refers solely to P10, Inc., a Delaware corporation, and not to any of its subsidiaries.

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
•
We intend to expand our business and may enter into new lines of business or geographic markets including through acquisitions, such as Qualitas, which may result in additional risks and uncertainties in our business.
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
•
Operational risks, data security breaches, AI related cyber events, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information.
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
•
Emerging technologies, such as artificial intelligence, may disrupt the market and adversely affect our ability to compete.
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
•
We are a “controlled company” within the meaning of the NYSE listing standards and an emerging growth company. As a result, we qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements and reduced reporting and disclosure requirements applicable to emerging growth companies.
•
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

PART I

Item 1. Business.

Our Company

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of investment solutions that address their diverse investment needs within private markets. We structure, manage and monitor portfolios of private market investments, which include specialized funds and customized separate accounts within primary investment funds, secondary investments, direct investments and co-investments, (collectively, “specialized investment vehicles”) across highly attractive asset classes and geographies in the middle and lower middle markets that generate superior risk-adjusted returns. Our existing portfolio of private solutions include Private Equity, Venture Capital, and Private Credit. Our deep industry relationships, differentiated investment access and structure, proprietary data analytics, and our portfolio monitoring and reporting capabilities provide our investors the ability to navigate the increasingly complex and difficult to access private markets investments.

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements. We have an attractive business model that is underpinned by highly recurring, diversified management and advisory fee revenues, and strong free cash flow. The nature of our solutions and the integral role that our solutions play in our investors’ investment decisions have translated into high revenue visibility and investor retention. As of December 31, 2024, we had FPAUM of $25.7 billion.

We are differentiated by the scale, depth, diversity and investment performance of our solutions, which are bolstered by the investment expertise of our investment team, our long-standing access to leading fund managers, our robust and constantly expanding data capabilities and our disciplined investment process. We market our solutions under well-established brands within the specialized markets in which we operate. These include RCP Advisors, Bonaccord Capital, and P10 Advisors, our Private Equity solutions; TrueBridge, our Venture Capital solution; and Enhanced, Five Points, Hark Capital, and WTI, our Private Credit solutions (of which Five Points also offers certain private equity solutions). In addition, in September 2024, we entered into an agreement to acquire Qualitas Equity Funds SGEIC, S.A. ("Qualitas"). We believe adding new asset class solutions or new geographies will foster deeper manager relationships, enabling managers and portfolio companies alike to benefit from our offering and expect to expand within other asset classes and geographies through additional acquisitions and future planned organic growth by providing additional specialized investment vehicles within our existing investment asset class solutions. We expect the Qualitas acquisition to close in the first quarter of 2025, subject to customary closing conditions and regulatory approvals, and continue to pursue additional acquisitions and other growth opportunities.

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

As of December 31, 2024, we had 267 employees, including 112 investment professionals across 11 offices located in 9 states.

We managed $25.7 billion in FPAUM from which we earn management and advisory fees as of December 31, 2024. In addition, our FPAUM has grown at a compound annual growth rate ("CAGR") of 19% from December 31, 2020 to December 31, 2024.

1. Q4'24 FPAUM growth is the FPAUM growth from Q4'23 to Q4'24.

2. Private Equity Solutions ("PES")

3. Private Credit Solutions ("PCS")

4. Venture Capital Solutions ("VCS")

Our Solutions

We operate and invest across private markets through a number of specialized investment solutions. We offer the following solutions to our investors:

Private Equity Solutions "PES"

Under PES, we make direct and indirect investments in middle and lower- middle market private equity primarily across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 2,280+ investors, 285+ fund managers, 560+ private market funds and 5,100+ portfolio companies. We have 57 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,000 investment firms, 11,100 funds, 49,000 individual transactions, 32,600 private companies and 458,000 financial metrics. As of December 31, 2024, PES managed $14.1 billion of FPAUM.

Venture Capital Solutions "VCS"

Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 16 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,980+ investors, 110+ fund managers, 100+ direct investments, 415+ private market funds and 14,700+ portfolio companies. We have 20 active investment vehicles. VCS is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2024, VCS managed $6.4 billion of FPAUM.

Private Credit Solutions "PCS"

Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 54 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 440+ investors across 49 active investment vehicles and 1,800+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 630 credit opportunities annually. We currently maintain 80+ active sponsor relationships and have 125+ platform investments. Within PCS, the Company has investments that target renewable energy development and historic building renovation projects, as well as provide capital to small businesses that are woman or minority owned or operated in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. From the impact investing inception in 1999 through December 31, 2024, inclusive of proprietary assets and assets managed by affiliates, the Company has raised a total of $6.4 billion. Of the total AUM, impact assets represent $4.2 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,900 GWh of renewable energy from inception to December 31, 2024. As of December 31, 2024, PCS managed approximately $5.2 billion of FPAUM.

Our Vehicles

We have a flexible business model whereby our investors engage us across multiple specialized private market solutions through different specialized investment vehicles. Our vehicles have traditional, stable fee structures that generate performance fees, which are generally not accrued to P10 due to our structure. P10’s revenue associated with the funds are from the management fees while employees of P10 receive the vast majority of performance fees directly from the vehicles.

Our average annual fee rates remain stable at approximately 1% of average fee paying assets under management. Fees for our funds are often structured such that they step down, or decrease, over the life of the fund.

1. The average fee rates shown in the graph are calculated as Management and advisory fees divided by average FPAUM.

2. Catch-up fees are earned from investors that committed during the fundraising period of funds originally launched in prior periods, and as such, the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

We offer the following vehicles for our investors:

Primary Investment Funds

Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors, as well as our customized separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors’ committed, locked-in capital. Capital commitments typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across our private equity and venture capital solutions. Our primary funds comprise approximately $13.9 billion of our FPAUM as of December 31, 2024.

Direct and Co-Investment Funds

Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co-investment funds include both commingled investment vehicles with multiple investors as well as our customized separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital; capital commitments which typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Our direct investing platform comprises approximately $10.2 billion of our FPAUM as of December 31, 2024.

Secondaries

Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of December 31, 2024.

Our Investors

We believe our comprehensive value proposition across our private market solutions, vehicles offering, data analytics, portfolio monitoring and reporting has enabled us to build strong relationships with our existing investors and to attract new high-quality investors. We leverage our differentiated approach to serve a broad set of investors across multiple geographies. As of December 31, 2024, we have a global investor base of over 3,800 investors, across 50 states, 60 countries and 6 continents – including some of the world’s largest pension funds, endowments, foundations, corporate pensions and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high net worth individuals.

The following chart illustrates the diversification of our investor base as of December 31, 2024:

Investor Base by Channel[1] *(As of Q4'24)*

FPAUM:
$25.7B
3,800+
Investors

Family Offices / Wealth Managers	26%
Public Pensions	21%
Endowments / Foundations	19%
Financial Institutions	16%
Corporate Pensions	8%
Insurance Companies	6%
Other[2]	4%

Investor Base Regions

50	60	6
States	Countries	Continents

1. Reflects FPAUM percentage by investor committed capital, excluding GP commitments, to currently active funds across all P10 strategies.
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

Our business development and investor relations professionals frequent dialogue with existing and prospective investors, enable us to monitor investor preferences and tailor future product offerings to meet investor demand. Prospective investors that desire to learn more about us often visit our offices to conduct in-depth due diligence. Our business development and investor relations professionals lead this process, coordinate meetings, and continue to be the prospective investor’s principal point of contact throughout their decision-making process. Our business development and investor relations professionals are also responsible for being the principal points of contact for our existing investors, and for our customized separate accounts, we work with each investor to design and implement a specific strategic plan in accordance with the investment guidelines agreed to by us and the investor.

Our Investment Performance

We believe the performance of our investment vehicles acts as a key retention mechanism for our existing investors and a primary attribute for prospective investors. We attribute our strong investment performance to several factors, including: our broad private market relationships and access, our diligent and responsible investment process, our tenured investing experience and our premier data capabilities. In concert, these factors enable us to pursue attractive, risk-adjusted investment opportunities to meet our investors’ investment objectives.

Our History

P10’s mission is to be the premier private markets solutions provider focused on the middle and lower middle market. We provide global institutional investors differentiated access to a broad set of solutions and specialized investment vehicles across attractive asset classes and geographies generating competitive risk-adjusted returns. As of December 31, 2024, we have $25.7 billion in fee paying assets under management. We offer a comprehensive set of investment strategies to clients, including both commingled funds and customized separate accounts within our primary investment funds, secondary, direct investment, co-investment vehicles, and advisory solutions. Since October 2017, we have been focused on building best-in-class solutions aimed at growing our fee paying assets under management. Prior to October 2017, the Company took strategic actions designed to lay the foundation for what is now known as P10.

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

On September 16, 2024, the Company entered into an equity purchase agreement of Qualitas, which is expected to close in the first quarter of 2025. Qualitas is a leading European lower middle market private equity fund-of-funds manager based in Madrid, Spain with roughly $1 billion in fee-paying assets under management. The transaction does not include any carried interest for legacy funds. This acquisition established an European presence and meaningfully grows P10's investor base, positioning the Company as a leading global, multi-strategy private markets firm focused on the middle and lower-middle markets.

ORGANIZATIONAL STRUCTURE

We completed an offering in connection with our IPO and concurrent listing on the New York Stock Exchange. On October 21, 2021, we issued 11,500,000 shares of our Class A common stock to the purchasers in the offering and selling stockholders sold 8,500,000 shares of our Class A common stock. Pursuant to our issuance of Class A common stock, we received net proceeds of approximately $129.4 million after deducting underwriting discounts and commissions but before expenses based on the initial public offering price of $12.00 per share. On November 19, 2021, we announced that the underwriters of the public offering fully exercised their option to acquire an additional 3,000,000 shares of Class A common stock at the public offering price of $12.00 per share, less underwriting discounts and commissions. These shares were sold by certain stockholders of P10 and P10 did not receive any proceeds from the sale.

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
P10 Holdings, Inc.
("P10 Holdings")
96.8%
Former WTI Owners
3.2%
P10 Intermediate Holdings LLC*
("Intermediate Holdco")
P10 Advisors, LLC*
Enhanced Capital Employee Stock Ownership Program
100%
100%
Enhanced Capital Holdings Inc.
("ESOP S Corp")
Trident ECP Holdings LLC*
100%
Trident ECG Holdings LLC*
P10 RCP Holdco, LLC*
Five Points Capital LLC*
TrueBridge Capital Partners LLC*
Westech Investment Advisors LLC*
51% Voting
50% Economic
49% Voting
50% Economic
18%
82%
Enhanced Capital Partners LLC
("ECP")**
Enhanced Capital Group LLC
("ECG")*
RCP Advisors 2, LLC*
RCP Advisors 3, LLC*
Columbia Partners LLC*
100% Voting
33% Economic
0% Voting
67% Economic
Enhanced Permanent Capital LLC**
Other Subsidiaries*
100% Vote
100% Economics
Hark Capital Advisors LLC*
Bonaccord Capital Advisors LLC*
Legacy Subsidiaries**
Permanent Capital Subsidiaries**
* Consolidated for GAAP
** Not Consolidated for GAAP

Our Class B Common Stock

We have 43,461,442 outstanding shares of Class B common stock held of record by approximately 2,710 stockholders as of December 31, 2024. Each share of our Class B common stock entitles its holder to ten votes per share until a Sunset ("Sunset") occurs. A Sunset will occur on the earliest of the following: (a) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock) (b) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock and (c) upon the tenth anniversary of the effective date of our amended and restated certificate of incorporation. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders.

Because a Sunset may not take place for some time, it is expected that the Class B common stock will continue to entitle its holders to ten votes per share, and the Class B Holders will continue to exercise voting control over the Company, for the near future. The Class B Holders have approximately 87% of the combined voting power of our common stock.

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

On December 19, 2024, the Company entered into an amendment (the “Amendment”) to the Controlled Company Agreement to, among other things: (i) remove 210/P10 Acquisition Partners, LLC and certain members of the RCP Group thereunder, and (ii) remove the board nomination and other rights of 210/P10 Acquisition Partners, LLC. In connection with its entry into the Amendment, 210/P10 Acquisition Partners, LLC converted all shares of Class B Common Stock of the Company held by it into shares of Class A Common Stock of the Company.

The RCP Group and TrueBridge Group each have the right to nominate one director. These board designation rights are subject to certain limitations and exceptions.

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

The details of our investment process are outlined below:

Opportunities Tracked

As of December 31, 2024, we track thousands of potential investment opportunities across private markets, spanning primary investment funds, secondaries and direct and co-investments. Our attractive positioning within the private markets ecosystem, coupled with our synergistic network of general partners and extensive database has enabled us to cultivate a comprehensive funnel of what we believe are premier investment opportunities.

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

SEC Regulation

Certain subsidiaries of P10 are registered as investment advisers with the SEC. As a registered investment adviser, each is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our investors and funds. Applicable requirements relate to, among other things, fiduciary duties to investors, engaging in transactions with investors, maintaining an effective compliance program, political contributions, personal trading, incentive fees, allocation of investments, conflicts of interest, custody, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of any Adviser to comply with the requirements of the Investment Advisers Act or the SEC could have a material adverse effect on us.

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

ERISA-Related Regulation

Some of our funds are treated as holding “plan assets” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of investments in those funds by benefit plan investors. By virtue of its role as investment manager of these funds, each applicable Adviser is a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide for monetary penalties for violations of these prohibitions. With respect to these funds' regulations, each Adviser relies on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The failure of any Adviser or us to comply with these various requirements could have a material adverse effect on our business.

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

GDPR, China’s Personal Information Protection Law (PIPL), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand. In addition, California and at least nineteen other states have enacted comprehensive consumer privacy laws that impose compliance obligations with regard to the collection, use and disclosure of personal data, as well as cybersecurity requirements to protect personal data and our data systems in general. These privacy and cybersecurity laws and regulations have heightened our privacy and cybersecurity compliance obligations, impacted our businesses’ collection, processing and retention of personal data, including how we protect that data, and imposed strict standards for reporting data breaches. Many of these privacy and cybersecurity laws and regulations also provide significant penalties for non-compliance. For more information, see “Risk Factors—Risks Related to Our Industry.”

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

Compliance

Each Adviser has a Chief Compliance Officer. Certain Advisers also maintain in-house legal staff as well as additional compliance staff. Each Adviser generally engages outside counsel to review, analyze and negotiate the terms of the documents relating to impact, primary, secondary and direct/co-investments. Because most of our separate account investors and certain of our advisory investors rely on us to negotiate terms, including terms about which certain investors are particularly sensitive or which are investor-specific, our compliance and legal teams work closely with both the investors and outside counsel. Our compliance and legal teams also work closely with our investment teams during negotiations. Typically, outside counsel negotiates directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct co-investments. Our compliance and legal teams review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our compliance and legal teams work with outside counsel as we deem necessary to prepare, review and negotiate all documents relating to the formation and operation of our funds.

Each Adviser’s compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the laws applicable to our business both U.S. and foreign. This includes our code of ethics and personal trading policies.

We have an outsourced Internal Audit group, which have disclosure controls and procedures and internal controls over financial reporting, which are documented and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Our Internal Audit group independently reports to an audit committee of our board of directors, operates with a global mandate and is responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls, as well as the quality of performance in carrying out assigned responsibilities to achieve the organization’s stated goals and objectives.

Human Capital

The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. As of December 31, 2024, we have 267 full-time equivalent employees, primarily located in the United States, including 112 investment professionals. Our employees are not represented by a collective bargaining group. We consider our employee relations to be strong and have not experienced interruptions of operations due to labor disagreements.

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

Diversity and Inclusion

Our commitment to Diversity and Inclusion "D&I" starts with our goal of developing a workforce that is diverse in background, knowledge, skill, and experience. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace diversity and inclusion, which we believe fosters leadership through new ideas and perspectives. In 2024, we continued the evolution of our D&I strategy and objectives and recognize it as an ongoing business imperative.

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

We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our investment strategies, we primarily compete with other private markets solutions providers within North America and, upon closing of the Qualitas acquisition, Europe, that specialize in private equity, venture capital, impact investing, NAV loans, GP stakes, and private credit. We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our investors and those in which we may invest in the future, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our investors in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries. Our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

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

Most of our revenue is derived from management and advisory fees based on committed capital that is typically subject to multi-year lock up agreements, typically between 10 and 15 years. We continue to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets, including Europe and Asia. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of investors due to the perception that we are no longer focusing on our core business. In addition, we continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.

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

We frequently evaluate strategic opportunities and acquisitions. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations; (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) failure to retain and motivate key employees; and (10) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have a material adverse effect on our business, financial condition and results of operations.

In September 2024, the Company announced the definitive agreement to acquire Qualitas. This acquisition, expected to close in the first quarter of 2025, establishes a European presence and meaningfully grows P10’s investor base, positioning the Company as a leading global, multi-strategy private markets firm focused on the middle and lower-middle markets. However, there can be no assurance that the Qualitas acquisition will be completed on the expected timeframe or at all, or that we will successfully integrate its operations into our business or otherwise realize the anticipated benefits of the acquisition.

Unforeseen liabilities may also arise from prior and future acquisition activity. We have operations in numerous states, and continue to review potential acquisitions in the European Union ("EU") and in states throughout the U.S., each of which has its own regulatory and compliance requirements. Each of our current and future businesses is and will be required to comply with all applicable federal, state and local laws, rules and regulations. From time to time regulators may conduct inquiries or investigations as to compliance with such requirements. Any such inquiry or investigation could be for periods prior to or subsequent to our acquisition. In the event (i) it was determined that an acquisition or subsidiary was found to have violated an applicable law, rule or regulation, or other requirement, (ii) such violation was determined to be material and (iii) to the extent that we were liable for claims for which indemnification under our acquisition agreement or other coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

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

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business and our failure to comply with any of these covenants may put us in default, which could have an adverse effect on our business and prospects.

The terms in our agreements and instruments governing our debt contain various provisions that limit our and our subsidiaries’ ability to, among other things:

•
incur additional indebtedness;
•
create or incur any lien on our or our subsidiaries' assets;
•
make acquisitions or other investments;
•
pay dividends or repurchase our equity interests;
•
enter into any merger or consolidation;
•
sell or otherwise dispose of any property or assets; and
•
enter into any transaction with an affiliate other than on an arms' length basis.

The restrictions in the agreements and instruments governing our debt may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements or instruments if for any reason we are unable to comply with these agreements and instruments. The breach of any of these covenants and restrictions could result in a default under the agreements and instruments governing our debt. An event of default under any of the agreements and instruments relating to our outstanding indebtedness could cause all amounts outstanding with respect to that debt to be due and payable immediately, any future commitments for further credit to be terminated, a foreclosure against our assets comprising the collateral securing or otherwise supporting the debt and the pursuit of other legal remedies by our lenders. Our assets and cash flow may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. We may need to conduct asset sales or elect to pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. Any or all of the above could have a material adverse effect on our business, financing activities, financial conditions and operations.

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

Operational risks, data security breaches, AI related cyber events, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information, which may result in losses or limit our growth.

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

We are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems and the data such systems contain or transmit. An external information security breach, such as a “hacker attack,” a virus or worm, or an internal problem with information protection, including inadvertent or intentional actions by our employees such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as third-party service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Advancements in emerging technologies, such as artificial intelligence or quantum computing, may also be used by cyber criminals to increase the variety and effectiveness of cyberattack techniques, enhance the pace of such attacks, and increase the severity of the damage they cause. Any such failure or breach could result in material financial loss, regulatory actions, breach of investor contracts, reputational harm or legal liability. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

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

Upon the closing of the acquisition of Qualitas, we will have a European presence and we intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. While we have a significant presence within the middle and lower middle-market private markets industry in North America, where the majority of our capital is currently being deployed, we intend to leverage our differentiated solutions to serve our global investors. Our international operations, presently in existence or which we may establish in the future, carry special financial and business risks, which could include the following:

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

As of December 31, 2024, we had $60 million of federal NOL carryforwards, a portion of which will expire each year if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including if we had one or more ownership changes under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of U.S. federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

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

In order to protect the Company's NOLs, we included a provision in our amended and restated certificate of incorporation (the "Protective Provision"). The Protective Provision generally restricts any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock (with percentage ownership determined under applicable U.S. federal income tax rules). We also had a shareholder rights plan that prohibits anyone becoming a holder of 4.99% or more of our common stock (as determined for tax purposes) without prior board of directors' approval.

However, the Protective Provision lapsed and the shareholders rights plan was redeemed in 2024 and are no longer in effect. Thus, there are no longer provisions in our governing documents designed to prevent an "ownership change."

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

The collectability of revenue under the Advisory Services Agreements is dependent on future cash flows of Enhanced PC. While we expect Enhanced PC’s cash flows to be sufficient such that it is probable that we will collect all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC, we cannot assure you that the cash flows will be sufficient and we may not collect all of the promised consideration.

Upon the closing of P10’s acquisition of ECG and non-controlling interest in Enhanced PC (as defined below), the Advisory Services Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the subsidiaries owned by Enhanced PC, which consists of the entities contributed by both ECG and ECP. In exchange for those services, ECG receives advisory fees from Enhanced PC based on a fixed fee schedule under which annual fees decline between $0.4 million and $4.0 million each year, totaling $115.1 million over 10 years. The services contemplated under the Advisory Services Agreements did not previously generate revenues when the Permanent Capital Subsidiaries (as defined below) were owned by ECG. We have assessed the collectability of these revenues in light of the observed losses associated with the Permanent Capital Subsidiaries which were contributed to Enhanced PC and will represent substantially all of the operations of Enhanced PC. We have evaluated the expected future cash flows of Enhanced PC, which are expected to be sufficient such that it is probable that we will collect all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC. However, there can be no assurance that Enhanced PC will achieve the expected future cash flows and would result in us not collecting all of the promised consideration to which we will be entitled in exchange for the services that will be transferred to Enhanced PC.

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
•
some of our competitors have instituted or may institute low cost high speed financial products and services based on artificial intelligence and new competitors may enter the space using new products and services based on artificial intelligence; and
•
some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do.

This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which would materially and adversely impact our business, financial condition and results of operations.

Emerging technologies, such as artificial intelligence, may disrupt the market, lead to greater legal and regulatory risks, and adversely affect our ability to compete.

The emergence of disruptive technologies, such as artificial intelligence, may significantly disrupt the markets in which we operate, increase competition for investment opportunities, and lower costs for our competitors. Some of our competitors have significant amounts of capital and access to resources that may allow them to incorporate these emerging technologies into their business. If we are unable to innovate quickly enough to keep pace with these technological developments, it may adversely impact our ability to compete. These technologies, and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is difficult to predict. These technologies may also subject us to legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial conditions and results of operations.

The Company is exploring how artificial intelligence can be used internally by our business teams to increase productivity, assist in cyber security related matters, as well as improve data quality and reporting. Internal technology teams have worked with an array of artificial intelligence technologies to explore use cases and become familiar with offerings within our current technology stack. The Company is working with new and in-place third party vendors and software as a service providers to leverage artificial intelligence and artificial general intelligence technologies being implemented in their products. Data accuracy, collection, and governance is an important part of the data strategy at the Company, this will keep us prepared and ready to take advantage of artificial intelligence and artificial general intelligence in the future as the regulatory environment and industry offerings mature.

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

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”) and other recent SEC proposed or adopted rules. As one example, in 2024 the SEC adopted rules that increase the amount of information certain registered investment advisers must report to the SEC on a regular basis relating to private funds they advise. In addition, in 2023 the SEC adopted rules (the "Private Fund Adviser Rules" that significantly increased disclosure requirements and impose substantive requirements and prohibitions on fund advisory and related contracts, and that, once implemented, promised both to increase our Advisers’ compliance monitoring and reporting obligations, resulting in increased costs of compliance, and to require changes to our Advisers' practices. However, the Private Fund Adviser Rules were vacated by the US Fifth Circuit Court of Appeals in 2024 prior to going into effect, and the SEC proposed a new rule applicable to US registered investment advisers (the "Safeguarding Rule") that would significantly change how investment advisers manage and safeguard client assets by expanding the custody rule to apply to all client assets held in its advisory account, and if adopted as proposed, would have introduced new challenges and costs to our investment advisory business. As of the date hereof, however, the Safeguarding Rule has not been adopted. The SEC has increased its regulation of the asset management and private fund industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, custody of the fund assets, marketing and advertising, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected because of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Following the exit of the United Kingdom (“UK”) from the EU we can no longer rely on “passporting” privileges that allow issuers approved in the UK to raise capital in EU jurisdictions without restrictions. To the extent we raise capital in any EU jurisdiction, we are subject to new and increased regulations and we may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by EU state governmental authorities and self-regulatory organizations.

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

We are subject to numerous data privacy and protection obligations such as various federal, state, local and foreign laws, regulations and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations that apply to the collection, transmission, storage, use and other processing of personal information by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among relevant jurisdictions in which we operate or from which we collect personal information. The data privacy and protection landscape continues to evolve in jurisdictions worldwide, and there has been an increasing focus on data privacy and protection issues with the potential to impact our business. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’, and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information; necessitate the acceptance of more onerous obligations in our contracts; cause us to modify our business operations; result in liabilities; or otherwise impose additional compliance costs on us. The cost of compliance with these obligations is high and is likely to increase in the future, and includes a series of operational measures such as: preparing data maps or records of our sources, usage, storage and sharing of personal information; maintaining and updating detailed disclosures in our privacy policies; conducting risk assessments for the use of sensitive personal information; ensuring we have adequate data security measures to protect personal information; auditing the data security of our service providers; and establishing mechanisms to respond to consumers’ data access, deletion, portability, and opt-out requests. Although we endeavor to comply with all applicable data privacy and protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations. For example, any failure by a service provider to comply with applicable data privacy or protection law, regulations, contractual or other obligations could result in adverse impacts against us. If we fail, or are perceived to have failed, to address or comply with data privacy and protection obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; imprisonment of company officials; public censure; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts, any of which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., there are numerous federal and state laws and regulations relating to personal information privacy and protection. For example, at a federal level, we may be subject to the Gramm-Leach-Bliley Act (“GLBA”) that applies to financial institutions and requires regulated entities to implement and maintain certain data privacy and security safeguards. In addition, the SEC requires certain disclosures regarding cybersecurity risk management, strategy, governance and incident reporting. These SEC rules require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. These rules also require additional information in annual disclosures regarding companies’ cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant personnel and third-party service providers or auditors. At the state level, certain states have enacted comprehensive laws governing personal information of consumers, employees and business representatives. For example, we may be subject to the California Consumer Privacy Act (“CCPA”), as amended. The CCPA, similar to other state privacy laws, imposes obligations that include, but are not limited to, providing specific disclosures in privacy notices, conducting risk assessments, entering into contracts governing the disclosure of personal data with vendors and service providers, and affording residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance, provides a private right of action to consumers, and allows concurrent jurisdiction to enforce the CCPA by both the California Attorney General as well as the newly-created California Privacy Protection Agency, all of which could increase the risk of an enforcement action or civil litigation related to our privacy practices. The following states have also passed comprehensive privacy laws, modeled in part after the CCPA, that are currently in effect: California, Colorado, Connecticut, Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Additionally, Indiana, Kentucky, Maryland, and Minnesota have passed similar privacy laws that will take effect by January 1, 2026. Failure to comply with these privacy laws can result in civil penalties. These state privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected us to costs and legal fees and will subject us to additional costs and risks as they take effect. For example, these laws may limit the ways in which we may use certain categories of personal information, may require us to obtain additional permissions from individuals, and may require revision of our contracts with service providers with whom we share personal information. While these state privacy laws may contain limited exceptions for financial institutions subject to, for example, the GLBA, these laws’ implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. If we are or may become subject to state data privacy laws, the risk of enforcement actions against us could increase because we may be subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors). Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, which may complicate our compliance efforts.

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

Internationally, many jurisdictions have established their own data privacy and protection legal frameworks with which we may need to comply. For example, the EU GDPR imposes strict requirements on the processing of personal information. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal information processing. Potential monetary fines for noncompliance with the EU GDPR are significant — up to the greater of €20 million or 4% of global turnover. The EU GDPR provides that EU member states may introduce further conditions, including limitations, to make their own further laws and regulations limiting the processing of personal information which could limit our ability to collect, use and share European personal information, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition. The United Kingdom adopted its own General Data Protection Regulation that has similar provisions, requirements, and penalties for non-compliance as the EU GDPR. Many other countries and jurisdictions have enacted similar privacy laws. For example, Canada is currently updating its comprehensive privacy law, the Personal Information Protection and Electronic Documents Act, which is modeled in part after the GDPR. The Canadian province of Quebec passed its own privacy law, called Quebec Law 25, which further restricts how companies may process the personal information of resident of those countries and localities. Failure to comply with these international privacy laws can result in civil penalties.

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

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U,S, Additionally, governmental actions related to the imposition of tariffs, including the possibility of future increased tariffs imposed by the Trump administration, or other trade barriers or changes to international trade agreements or policies, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, restrict our current and future portfolio companies' access to suppliers or customers and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.

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

The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, including the IRS and the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes, including changes in tax rates. Future revisions in the interpretation of U.S. federal tax laws could adversely impact our ability to use some or all of the tax benefits associated with our NOL carryforwards, even if these carryforwards are not otherwise subject to limitation, as described above, or in addition to such other limitations.

Changes in tax laws may adversely affect us, and the IRS or a court may disagree with tax positions taken by us, which may result in adverse effects on our financial condition or the value of our common stock.

The Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on several tax benefits, including deductions for business interest, use of NOL carryforwards, taxation of foreign income, and the foreign tax credit, among others. Many of those changes are set to expire at the end of 2025, unless extended through new legislation.

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

We have been, and may continue to be, subject to increasing scrutiny from institutional investors with respect to ESG costs of investments made by our funds, which could constrain investment opportunities for our funds and adversely affect our ability to raise capital from such investors.

In recent years, certain institutional investors have placed importance on environmental, social and governance (“ESG”) implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, institutional investors may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by us. To the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues.

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

As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and Section 619 of the Dodd-Frank Act that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us.

As a public company, we incur significant legal, accounting and other expenses to comply with the reporting requirements of the Exchange Act and the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure controls and internal controls over financial reporting and implementation of public company corporate governance practices. The requirements of being a public company and ongoing compliance with these rules and regulations require a significant commitment of additional resources and management oversight, which increases our operating costs and could divert the attention of our management and personnel from other business concerns.

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

So long as no Sunset has occurred, the Class B stockholders who are party to the Controlled Company Agreement hold more than 50% of the Company’s outstanding voting power and thereby control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Controlled Company Agreement, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors and (iii) we have a compensation committee that is composed entirely of independent directors.

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

Holders of our Class A common stock and Class B common stock will vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock will entitle its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. After a Sunset becomes effective, each share of our Class B common stock will convert into Class A common stock. As of December 31, 2024, the Class B Holders have approximately 87% of the combined voting power of our common stock. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A common stock could be adversely affected. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.

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

Cybersecurity Risk Management and Strategy

We utilize third party cybersecurity consultancy firms to manage and execute our cybersecurity programs. These third party firms are led and supervised by our Chief Information Officer (“CIO”). Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. On a quarterly basis, our third party cybersecurity consultancy firms perform phish testing and on demand information security training. On a yearly basis, our third party consultancy firms perform, among other trainings and assessments, information security awareness training, internal cybersecurity risk assessments, internal and external penetration tests, key vendor risk assessments, incident response tabletop exercises, written information security and business continuity plan policy gap analysis reviews and revisions as well as incident response plan reviews and revisions. The results of the assessments are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee and members of management.

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

Management's Role

Our CIO, who has 15 years experience in technology, has primary responsibility for assessing and managing material cybersecurity risks, including overseeing and identifying cybersecurity risks associated with our use of third party cybersecurity consultancy firms, and are members of management’s IT Steering Committee, which consists of management team members and certain employees who drive alignment on technology and security decisions across the Company. The IT Steering Committee meets monthly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The IT Steering Committee also considers and makes recommendations to management, the Board of Directors and the Audit Committee on security policies and procedures, security service requirements, and cybersecurity risk mitigation strategies.

Item 2. Properties.

We lease our corporate headquarters and principal offices, which are located at 4514 Cole Avenue, Suite 500, Dallas, Texas 75205. We also lease additional office space in Illinois, California, North Carolina, New York, Louisiana, Missouri,

Maryland, and Colorado. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of February 13, 2025, there were approximately 6,750 stockholders of record of our Class A common stock and there were approximately 2,710 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We declared a quarterly dividend of $0.035 per share of our common stock to record holders in each fiscal quarter of 2024.

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

Issuer Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2024	—	$-	-	$13,872,482
November 1 - 30, 2024	361,721	$12.06	361,721	$9,508,865
December 1 - 31, 2024	453,606	$13.24	453,606	$3,496,192
Total	815,327	$12.72	815,327

(1) On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization (the "Stock Repurchase Program"). As of December 31, 2024, the Board has approved $92.0 million, of which $52.0 million was approved during the year ending December 31, 2024, for repurchase under the Share Repurchase Program. On February 11, 2025, the Board of Directors authorized an additional $40.0 million for repurchases under the Stock Repurchase Program. The authorization provides us the flexibility to repurchase shares in the open market, in block trades, in accordance with Rule 10b5-1 trading plans, and/or through other legally permissible means, in privately negotiated transactions, from time to time, based on market conditions and other factors. The Stock Repurchase Program does not obligate P10 to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2024.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on October 21, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2024, relative to the performance of the S&P 500 Index, Dow Jones U.S. Asset Managers Index, and Russell 2000 Index. The Company was admitted to the Russell 2000 Index in 2023. The graph and table assume $100 invested on October 21, 2021, and dividends reinvested in the security or index.

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

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this annual report on Form 10-K. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors", the "Summary of Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2024, fiscal 2023 and fiscal 2022 are to our fiscal years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 42 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 2,280+ investors, 285+ fund managers, 560+ private market funds and 5,100+ portfolio companies. We have 57 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,000 investment firms, 11,100 funds, 49,000 individual transactions, 32,600 private companies and 458,000 financial metrics. As of December 31, 2024, PES managed $14.1 billion of Fee-Paying Assets Under Management ("FPAUM").
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 16 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 14+ years, including over 1,980+ investors, 110+ fund managers, 100+ direct investments, 415+ private market funds and 14,700+ portfolio companies. We have 20 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2024, VCS managed $6.4 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 54 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 440+ investors across 49 active investment vehicles and 1,800+ portfolio companies with $9.8+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 630 credit opportunities annually. We currently maintain 80+ active sponsor relationships and have 125+ platform investments. Within PCS, the Company has investments that target renewable energy development and historic building renovation projects, as well as provide capital to small businesses that are woman or minority owned or operated in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. From the impact investing inception in 1999 through December 31, 2024, inclusive of proprietary assets and assets managed by affiliates, Enhanced Capital has raised a total of $6.4 billion. Of the total AUM, impact assets represent $4.2 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico and does not include investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,900 GWh of renewable energy from inception to December 31, 2024. As of December 31, 2024, PCS managed approximately $5.2 billion of FPAUM.

On October 20, 2023, the Company entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provided a one year transition period to continue servicing the Company in a mergers and acquisitions capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman, and the Board of the Company appointed CEO, Mr. Sarsfield, as Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. Mr. Webb's Transition Agreement terminated in accordance with its terms on October 23, 2024. Effective November 7, 2024, each of Mr. Alpert and Mr. Webb resigned as members of the board of the Company. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations.

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of December 31, 2024, the Board has approved $92.0 million, of which $52.0 million was approved during the year ending December 31, 2024, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of December 31, 2024, $88.5 million has been spent to buy back shares and there was $3.5 million remaining for authorized repurchases under this program. On February 11, 2025, the Board of Directors authorized an additional $40.0 million for repurchases under the Stock Repurchase Program.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $13.9 billion of our FPAUM as of December 31, 2024.

•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, impact investing and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $10.2 billion of our FPAUM as of December 31, 2024.
•
Secondaries. Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of December 31, 2024.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite higher interest rates and the global economy outlook remaining uncertain, we continue to see investors turning towards alternative investments to achieve asset class diversification, superior investment returns, and participation in access constrained investment opportunities.

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search for lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes, (b) legislation that allows retirement plans to add private equity vehicles as an investment option, and (c) the adoption of Environmental, Social, and Corporate Governance (“ESG”) and impact investing by the institutional and high net worth investor community, and demand from high-net-worth individuals, also known as retail investors.
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
•
Increasing regulatory requirements and political uncertainty. The complex regulatory and tax environment carries the potential to restrict our operations and our business activities, as well as subject us to increased compliance and administrative burdens. The SEC recently adopted new rules and rule amendments to enhance the regulation of all investment advisors, including private fund advisers. The task of satisfying the requirements of these updated rules is expected to increase our compliance costs and further restrict certain business activities. Among these new and amended rules is the SEC's significantly updated requirements for investment advisers related to cybersecurity and ensuring investor privacy. There is additional uncertainty around potential legal, regulatory, and tax changes, which may impact our profitability or impact our ability to operate and grow our business.
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

We earn management and advisory fees based on a percentage of investors’ capital commitments, in or, in select cases, capital deployed to our investment funds. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in select cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria. Incentive fees consists of carried interest income from an uncommon pre-acquisition legacy managed fund and incremental incentive revenues earned as a part of an advisory agreement between ECG and Crossroads Impact Corp.

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options are exercisable starting in July 2025. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the estimated length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

Other (Expense)/Income

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

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed capital or deployed capital are not affected by market appreciation or depreciation.

Results of Operations

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

	For the year ended December 31,

	2024	2023	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$290,218	$238,729	$51,489	22%
Other revenue	6,230	3,005	3,225	107%
Total revenues	296,448	241,734	54,714	23%
OPERATING EXPENSES
Compensation and benefits	155,316	154,286	1,030	1%
Professional fees	21,464	12,668	8,796	69%
General, administrative and other	28,780	22,584	6,196	27%
Contingent consideration expense	160	560	(400)	(71)%
Amortization of intangibles	25,612	29,221	(3,609)	(12)%
Strategic alliance expense	4,496	1,494	3,002	201%
Total operating expenses	235,828	220,813	15,015	7%

INCOME FROM OPERATIONS	60,620	20,921	39,699	190%

OTHER (EXPENSE)/ INCOME

Interest expense, net	(25,510)	(21,872)	(3,638)	17%
Other (losses)/income	(6,747)	(2,189)	(4,558)	208%
Total other (expense)	(32,257)	(24,061)	(8,196)	34%
Net income/(losses) before income taxes	28,363	(3,140)	31,503	N/A
Income tax (expense)	(8,696)	(4,632)	(4,064)	88%
NET INCOME/(LOSS)	$19,667	$(7,772)	$27,439	N/A

Revenues

Years Ended December 31, 2024 and December 31, 2023

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the years ended December 31, 2024 and December 31, 2023. For the year ended December 31, 2024 compared to the year ended December 31, 2023, revenues increased $54.7 million or 23% due to higher management and advisory fees as well as an increase in catch up fees due to fund closings across the Company.

Management and advisory fees increased $51.5 million, or 22%, to $290.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to continued fundraising and deployed capital throughout 2024 and 10% growth in average FPAUM across the Company. Catch up fees for the year ended December 31, 2024 were $38.9 million. Catch up fees are associated with the fund closings at Bonaccord, TrueBridge and RCP.

Management fees are non-refundable, however, a certain fund was raised in 2022 with the objective of investing in all funds raised with an undisclosed manager across its global platform, most likely across two vintages – 2022 and 2024/2025. The fund closed with $275.0 million of external LP capital. Management fees were charged on $250 million, as the fund manager was unsure how much of the $275.0 million raised would be deployed. The management rate is 1% based on LP commitment. The fund deployed just under 40% of its total fund size in the 2022 vintages, with the remaining 60% reserved for future vintages. In late 2023, the undisclosed manager announced that it would be separating its global platform into three separate geo-specific entities, spinning its India and China operations off into their own independent firms. The fund mandate does not allow investments in these new independent firms. As a result, the fund manager recommended that LPs vote to release all fund LPs from their uninvested capital which was approximately 60% of the original commitment. The fund manager distributed a consent election to that effect. The management fee from inception will be revised based on this new, smaller fund size which is approximately 40%. In addition, to preserve goodwill with limited partners, the fund waived 50% of the recalculated management fee from inception at June 2022 to December 2023. In accordance with ASC 606, this price concession was treated as a contract modification thus reducing revenue in the period in which it was identified which was the fourth quarter of 2023. In the fourth quarter of 2023, revenue was reduced by $3.0 million.

Other revenues, which represent ancillary elements of our business, increased by $3.2 million or 107% to $6.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 driven by $2.1 million of recognized carried interest income from an uncommon pre-acquisition legacy managed fund, an increase of $0.6 million in ancillary services provided to clients, an increase of $0.4 million of interest income, and an increase of $0.1 million of subscription fee revenues.

	For the year ended December 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$155,316	$154,286	$1,030	1%
Professional fees	21,464	12,668	8,796	69%
General, administrative, and other	28,780	22,584	6,196	27%
Contingent consideration expense	160	560	(400)	(71)%
Amortization of intangibles	25,612	29,221	(3,609)	(12)%
Strategic alliance expense	4,496	1,494	3,002	201%
Total operating expenses	$235,828	$220,813	$15,015	7%

Operating Expenses

Years Ended December 31, 2024 and December 31, 2023

Total operating expenses increased by $15.0 million, or 7%, to $235.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases in professional fees and general, administrative, and other expenses.

Compensation and benefits expense increased by $1.0 million, or 1%, to $155.3 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven by $21.6 million of increases in headcount and associated benefits across the Company as well as merit-based salary raises to retain and motivate talent across the Company. The increase was offset by a change of estimate for timing of achieving the earnout payment related to the acquisition of WTI. While the Company still expects the first two hurdles to be met, the period in which the hurdles are expected to be satisfied is anticipated to be later than previously projected, which prospectively adjusted recognition of the expense and resulted in $8.7 million decrease for the year ended December 31, 2024 compared to the year ended December 31, 2023. Additionally, there was a decrease in severance expense of $5.4 million and a decrease in stock compensation of $6.5 million, of which $1.0 million decrease relates to remeasurement for the fair value of the Bonaccord Units and Hark Units related to the acquisition of Bonaccord and Hark and a decrease of $3.9 million related to management stock award accelerations due to management turnover and the Executive Transition in October 2023. In 2023, the Hark Units were fully earned and recognized, therefore, there was no correlating expense in 2024 associated with the Hark Units. Moreover, the Bonaccord Units, which are recognized using the tranche method, had a decrease in expense for the year ended December 31, 2024 compared to the year ended December 31, 2024. In 2024, the Bonaccord Units were fully earned and recognized. For further discussion on the Bonaccord Units and Hark Units, please see Note 15 of the Consolidated Financial Statements.

Professional fees increased by $8.8 million, or 69%, to $21.5 million primarily driven by a $3.2 million increase in professional and legal fees associated with the Company's debt refinancing and the remaining increase attributable to the Company's transitions related to build out of management team, office locations, policies as well as normal course of business such as contract modifications, filings, and due diligence for acquisitions.

General, administrative and other increased by $6.2 million, or 27% to $28.8 million, due to $2.2 million of additional placement agent fees and other expenses associated with increased revenues, $1.4 million increase in marketing efforts, as well as $2.4 million of ongoing enhancements to infrastructure, technology, premises, and security across the Company.

Contingent consideration expense decreased $0.4 million, to $0.2 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was driven by remeasurement of contingent consideration payable in connection with the acquisitions of both Hark and Bonaccord included in 2023, compared to remeasurement of contingent consideration payable in connection with only the acquisition of Bonaccord. The Hark contingent consideration was fully earned and paid in 2023 and the Bonaccord contingent consideration is fully earned as of December 31, 2024 with the final payment of $2.3 million made on January 24, 2025.

Amortization of intangibles decreased by $3.6 million, or 12%, to $25.6 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This is due to decreases at ECG and RCP. The decrease at ECG is driven by syndicate contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decrease at RCP is driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Strategic alliance expense increased by $3.0 million, or 201%, to $4.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This is due to an increase in net management fee earnings that was driven by additional fundraising and management fee revenue in 2024.

Other (Expense)/Income

Years Ended December 31, 2024 and December 31, 2023

Other expenses increased by $8.2 million, or 34%, to $32.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by $10.1 million in other (losses)/income related to the measurement expense of contra-revenue put option related to incentive fees. Additionally, an increase in interest expense of $3.6 million due to a higher average of SOFR rates and a larger average outstanding debt balance for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was offset slightly by $2.4 million in other (losses)/income related to legal settlement expenses incurred in the year ended December 31, 2023 compared to a $1.2 million legal settlement gain recognized in the year ended December 31, 2024. The legal settlements in both 2023 and 2024 were primarily related to a matter with the Oregon Department of Justice. The increase was also slightly offset by $2.0 million increase in other (losses)/income related to interest earned for money market accounts and income from unconsolidated subsidiaries.

Income Tax Expense

Years Ended December 31, 2024 and December 31, 2023

Income tax expense increased by $4.1 million to an expense of $8.7 million for the year ended December 31, 2024 compared to an expense of $4.6 million for the year ended December 31, 2023. The increase in income tax expense from 2023 to 2024 was due to an increase in overall net operating income and flow-through income from underlying investments in 2024.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the year ended December 31,
	2024	2023
	(in millions)	(in millions)
Balance, Beginning of Period	$23,259	$21,206
Add:
Acquisitions	—	—
Capital raised (1)	3,154	2,793
Capital deployed (2)	636	949
Net Asset Value Change (3)	(4)	(121)
Less:
Scheduled fee base stepdowns	(578)	(601)
Expiration of fee period	(790)	(967)
Balance, End of period	$25,677	$23,259

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of December 31, 2024

FPAUM increased by $2.4 billion or 10% to $25.7 billion for the year ended December 31, 2024, due primarily to an increase in capital raised and capital deployed from our private equity and venture capital solutions, which was offset by a decline of fees related to scheduled fee stepdowns and expiration of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

Results of Operations for Years Ended December 31, 2023 and 2022

For a comparison of our results of operations for fiscal years ended December 31, 2023 and 2022 see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024 and incorporated by reference herein.

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

In order to compute Adjusted EBITDA, we adjust our GAAP net income/(loss) for the following items:

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
•
The effects of income taxes.

The cash income taxes paid during the 2024 and 2023 periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net Income/(Loss)	$19,667	$(7,772)	$29,399
Adjustments:
Depreciation & amortization	28,314	31,472	28,028
Interest expense, net	25,510	21,872	9,505
Income tax expense	8,698	4,632	6,064
Non-recurring expenses	17,520	13,874	9,587
Non-cash stock based compensation	22,480	21,519	9,587
Non-cash stock based compensation - acquisitions	7,971	8,674	9,029
Non-cash stock based compensation - CEO transition	—	6,331	—
Earn out related compensation	14,312	22,992	5,612

Adjusted EBITDA	$144,472	$123,594	$106,811
Less:
Cash interest expense, net	(21,727)	(20,100)	(6,784)
Cash income taxes, net of taxes related to acquisitions	(2,538)	(1,539)	(2,114)
Adjusted Net Income	$120,208	$101,955	$97,913

Total Revenues	$296,448	$241,734	$198,360
Adjustments:
Non-Fee Related Revenue	(5,179)	(4,730)	(2,751)
Fee-Related Revenue	$291,269	$237,004	$195,609

Adjusted EBITDA	$144,472	$123,594	$106,811
Less:
Non-Fee Related Income	(2,354)	(497)	(334)
Fee-Related Earnings	$142,118	$123,097	$106,477

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	December 31,	December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$68,115	$32,057	$36,058	112%
Goodwill and other intangibles	603,627	629,233	(25,606)	(4)%
Total assets	869,275	834,074	35,201	4%
Accrued compensation and benefits	69,544	45,081	24,463	54%
Debt obligations	319,783	289,844	29,939	10%
Equity	386,890	425,162	(38,272)	(9)%

There was an increase in cash and cash equivalents from $32.1 million as of December 31, 2023 to $68.1 million as of December 31, 2024 due to operating cash flows offset by cash used for open market repurchases for the Company's stock. There was a decrease in goodwill and intangible assets of $25.6 million driven by amortization of intangible assets during the year ended December 31, 2024. Remaining total assets also increased in the same period by $24.7 million due to $35.9 million increase in due from related parties and accounts receivable offset by a $9.9 million decrease in prepaid expenses and other assets. The increase in due from related parties is driven by the Advisory Agreements with Enhanced Permanent Capital and the increase in accounts receivable is driven by an increase in revenues across the Company. The decrease in prepaid expenses and other assets was related to the sale of inventory assets for tax credit programs at Enhanced.

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

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125 million accordion feature available in the credit agreement, which we exercised in September 2022. The accordion was not drawn until October 2022, at which point it was divided to $87.5 million of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into the Amended and Restated Credit Agreement, which provides for a new senior secured revolving credit facility in the amount of $175.0 million with a $10.0 million sublimit for the issuance of letters of credit, and a new senior secured loan facility in the amount of $325.0 million. The New Credit Facilities are to be used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The New Credit Facilities are Term SOFR Loans meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%.The Company can elect one or three months for the Revolver Facility and one, three, or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective December 31, 2025. The New Revolving Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities.

As of December 31, 2024, the Term Loan with a balance of $325.0 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 7.68%. As of December 31, 2024, there is no outstanding balance for the Revolver Facility. Refer to Note 11 of the Consolidated Financial Statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of December 31, 2024, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $24.1 million in interest expense for the year ended December 31, 2024.

Cash Flows

Year Ended December 31, 2024 Compared to the Years Ended December 31, 2023 and December 31, 2022

The following table reflects our cash flows for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,

	2024	2023	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$100,970	$47,685	$53,285	112%
Net cash (used in) investing activities	(5,804)	(2,250)	(3,554)	158%
Net cash (used in) financing activities	(59,108)	(42,870)	(16,238)	38%
Increase in cash, cash equivalents and restricted cash	$36,058	$2,565	$33,493	1,306%

Operating Activities

Years Ended December 31, 2024 and December 31, 2023

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income/(loss). Cash from operating activities increased $53.3 million or 112%, to $101.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and advisory fees, partially offset by payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing Activities

Years Ended December 31, 2024 and December 31, 2023

The cash used in investing activities increased by $3.6 million, or 158% to $5.8 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase in cash used in investing activities was due to purchases of leasehold improvements, included in property and equipment during the year ended December 31, 2024.

Financing Activities

Years Ended December 31, 2024 and December 31, 2023

We used a net $59.1 million in cash for financing activities for the year ended December 31, 2024, as compared to cash used in financing activities of $42.9 million for the year ended December 31, 2023. The change is driven by the increase in open market repurchases of the Company's stock in the year ended December 31, 2024 compared to the year ended December 31, 2023 offset by the cash provided by debt refinancing during 2024.

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

Current Expected Credit Losses for Due from Related Parties

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP and any supplemental agreements entered into after acquisition ("Advisory Agreements"), where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on historical events, current conditions, and reasonable and supportable forecasts. The estimate for the Enhanced PC Advisory Agreements require more judgment than other receivables due to the size of the outstanding receivable and the Company's reliance on reasonable and supportable forecasts on this particular receivable bucket.

Revenue Recognition of Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflects the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenues on the Consolidated Balance Sheets due to the performance obligations not being satisfied at the time of collection.

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

Advisory service fees are determined using fixed-rate fees and are recognized over time as the related services are delivered. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

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

Catch-up fees are earned from investors that make commitments to previously launched fund after the first fund closing occurs, but during the fundraising period. Contractual terms require the investors to pay a catch-up fee as if they had committed to the fund at the first closing. Catch-up fees are recorded as revenue when such commitments are made as variable consideration in which the constraint is relieved at the time of the commitment.

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested RSUs are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 to the Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimate for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

Revenue Share and Repurchase Agreement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third parties will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the estimated term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period and recognize all changes.

On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company’s accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period and recognize all changes. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

As of December 31, 2024, we had $325.0 million in outstanding principal in Term Loans under our Term Loan and $0 under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR, subject to a floor of 0.10%, plus 2.50%. On December 31, 2024, the interest rate on these borrowings was 2.6% + SOFR. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $3.4 million increase in interest expense related to the loan over the next 12 months.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P10, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
February 28, 2025

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	December 31,	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$67,455	$30,467
Restricted cash	660	1,590
Accounts receivable	32,313	20,620
Notes receivable	7,534	5,755
Due from related parties	81,909	57,696
Investment in unconsolidated subsidiaries	2,781	1,738
Prepaid expenses and other assets	5,108	15,011
Property and equipment, net	6,760	3,325
Right-of-use assets	17,555	17,087
Contingent payments to customers	10,028	14,034
Deferred tax assets, net	33,545	37,518
Intangibles, net	97,589	123,195
Goodwill	506,038	506,038
Total assets	$869,275	$834,074
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$30,208	$15,054
Accrued compensation and benefits	69,544	45,081
Due to related parties	3,374	2,116
Other liabilities	184	854
Contingent consideration	2,214	6,693
Accrued contingent liabilities	23,878	16,222
Deferred revenues	12,609	12,770
Lease liabilities	20,591	20,278
Debt obligations	319,783	289,844
Total liabilities	482,385	408,912
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 75,974,076 issued and 67,614,875 outstanding as of December 31, 2024, and 59,340,269 issued and 57,622,895 outstanding as of December 31, 2023, respectively	68	58
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 43,584,893 shares issued and 43,461,442 shares outstanding as of December 31, 2024, and 58,597,718 shares issued and 58,474,267 shares outstanding as of December 31, 2023, respectively	43	58
Treasury stock	(76,648)	(17,588)
Additional paid-in-capital	637,848	636,073
Accumulated deficit	(214,312)	(233,012)
Noncontrolling interests	39,891	39,573
Total equity	386,890	425,162
TOTAL LIABILITIES AND EQUITY	$869,275	$834,074

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated VIE Balance Sheets

(in thousands, except per share amounts)

	As of	As of
	December 31,	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$49,653	$20,407
Restricted cash	500	756
Accounts receivable	12,823	1,421
Notes receivable	7,478	5,697
Due from related parties	19,252	20,610
Investment in unconsolidated subsidiaries	812	-
Prepaid expenses and other assets	4,642	18,912
Property and equipment, net	5,700	2,012
Right-of-use assets	16,863	16,290
Contingent payments to customers	10,029	14,034
Intangibles, net	77,336	96,404
Goodwill	382,844	382,844
Total assets	$587,932	$579,387
LIABILITIES
Accounts payable and accrued expenses	$21,163	$10,709
Accrued compensation and benefits	65,583	43,614
Other liabilities	19	19
Contingent consideration	2,214	6,693
Accrued contingent liabilities	23,878	16,222
Deferred revenues	11,473	11,848
Lease liabilities	19,188	18,663
Debt obligations	319,783	289,844
Total liabilities	$463,301	$397,612

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,

	2024	2023	2022
REVENUES
Management and advisory fees	$290,218	$238,729	$196,546
Other revenue	6,230	3,005	1,814
Total revenues	296,448	241,734	198,360
OPERATING EXPENSES
Compensation and benefits	155,316	154,286	94,297
Professional fees	21,464	12,668	12,856
General, administrative and other	28,780	22,584	18,522
Contingent consideration expense	160	560	1,717
Amortization of intangibles	25,612	29,221	26,867
Strategic alliance expense	4,496	1,494	678
Total operating expenses	235,828	220,813	154,937
INCOME FROM OPERATIONS	60,620	20,921	43,423
OTHER (EXPENSE)/ INCOME
Interest expense, net	(25,510)	(21,872)	(9,505)
Other (losses)/income	(6,747)	(2,189)	1,545
Total other (expense)	(32,257)	(24,061)	(7,960)
Net income/(loss) before income taxes	28,363	(3,140)	35,463
Income tax (expense)	(8,696)	(4,632)	(6,064)
NET INCOME/(LOSS)	$19,667	$(7,772)	$29,399

Less: net (income)/loss attributable to noncontrolling interests in P10 Intermediate	(967)	639	(193)
NET INCOME/(LOSS) ATTRIBUTABLE TO P10	$18,700	$(7,133)	$29,206

Earnings/(loss) per share
Basic earnings/(loss) per share	$0.17	$(0.06)	$0.25
Diluted earnings/(loss) per share	$0.16	$(0.06)	$0.24
Weighted average shares outstanding, basic	112,549	116,104	116,751
Weighted average shares outstanding, diluted	120,375	116,104	121,655

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interests	Equity
Balance at December 31, 2021	34,464	$34	82,727	$83	123	$(273)	$650,405	$(255,085)	$-	$395,164
Net income	—	—	—	—	—	—	—	29,206	193	29,399
Stock-based compensation	—	—	—	—	—	—	10,361	—	—	10,361
Deferred offering costs	—	—	—	—	—	—	(80)	—	—	(80)
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	405	—	—	—	—	—	3,833	—	—	3,833
Exchange of Class B common stock for Class A common stock	8,422	9	(8,422)	(9)	—	—	—	—	—	—
Exercise of stock options (net of tax)	14	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	(35)	—	—	—	—	—	(454)	—	—	(454)
Stock repurchase	(938)	(1)	(1,297)	(1)	938	(9,653)	(12,248)	—	—	(21,903)
Settlement of stock options	—	—	—	—	—	—	(12,466)	—	—	(12,466)
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	—	40,733	40,733
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(181)	(181)
Dividends declared	—	—	—	—	—	—	(1)	—	—	(1)
Dividends paid per share $0.09	—	—	—	—	—	—	(10,522)	—	—	(10,522)
Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$(225,879)	$40,745	$433,883
Net loss	—	—	—	—	—	—	—	(7,133)	(639)	(7,772)
Stock-based compensation	—	—	—	—	—	—	20,988	—	—	20,988
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	1,265	1	—	—	—	—	12,085	—	—	12,086
Exchange of Class B common stock for Class A common stock	14,354	15	(14,354)	(15)	—	—	—	—	—	—
Exercise of stock options (net of tax)	386	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	—	—	—	—	—	—	(9,482)	—	—	(9,482)
Stock repurchase	(780)	—	(180)	—	780	(7,662)	(1,501)	—	—	(9,163)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(533)	(533)
Dividends declared	—	—	—	—	—	—	(13)	—	—	(13)
Dividends paid per share $0.13	—	—	—	—	—	—	(14,832)	—	—	(14,832)
Balance at December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	18,700	967	19,667
Stock-based compensation	—	—	—	—	—	—	25,551	—	—	25,551
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	1,438	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	15,013	15	(15,013)	(15)	—	—	—	—	—	—
Exercise of stock options	1,081	1	—	—	—	—	898	—	—	899
Repurchase of common stock for employee tax witholding	(991)	(1)	—	—	—	—	(8,748)	—	—	(8,749)
Stock repurchase	(6,642)	(6)	—	—	6,642	(59,060)	—	—	—	(59,066)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(451)	—	—	(451)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(649)	(649)
Dividends declared	—	—	—	—	—	—	14	—	—	14
Dividends paid per share $0.14	—	—	—	—	—	—	(15,489)	—	—	(15,489)
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$(214,312)	$39,891	$386,890

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$19,667	$(7,772)	$29,399
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation	30,451	34,653	18,616
Depreciation expense	944	738	485
Amortization of intangibles	25,612	29,221	26,867
Amortization of debt issuance costs and debt discount	1,436	1,445	1,116
Income from unconsolidated subsidiaries	(905)	(161)	(1,532)
Deferred tax expense	3,973	3,757	3,693
Loss on extinguishment of debt	132	—	—
Measurement of contra-revenue put option	10,130	—	—
Amortization of contingent payment to customers	1,532	1,512	676
Remeasurement of contingent consideration	160	560	1,717
Post close purchase price adjustment	—	—	11
Change in operating assets and liabilities:
Accounts receivable	(11,693)	(4,069)	(1,066)
Due from related parties	(24,213)	(21,158)	(24,181)
Prepaid expenses and other assets	9,405	(9,658)	2,871
Right-of-use assets	3,500	2,700	2,912
Accounts payable and accrued expenses	15,641	4,453	(9,333)
Accrued compensation and benefits	18,777	24,601	8,014
Due to related parties	1,258	(41)	(101)
Other liabilities	(670)	(7,861)	3,950
Contingent consideration	(351)	(3,210)	—
Deferred revenues	(161)	119	(302)
Lease liabilities	(3,655)	(2,144)	(2,137)
Net cash provided by operating activities	100,970	47,685	61,675
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(96,455)
Purchase of intangible assets	—	(14)	(36)
Funding of notes receivable	(1,832)	(1,539)	(1,687)
Proceeds from notes receivable	53	15	7
Investments in unconsolidated subsidiaries	(45)	(3)	—
Distributions from investments in unconsolidated subsidiaries	757	747	1,014
Software capitalization	(358)	(271)	(138)
Purchases of property and equipment	(4,379)	(1,185)	(1,295)
Net cash used in investing activities	(5,804)	(2,250)	(98,590)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	386,804	62,200	120,662
Repayments on debt obligations	(356,575)	(63,025)	(43,162)
Cash exercise of stock options	898	—	—
Repurchase of Class A common stock	(59,066)	(7,662)	(9,653)
Repurchase of Class A common stock for employee tax withholding	(8,748)	(9,482)	(454)
Repurchase of Class B common stock	—	(1,501)	(12,248)
Payment of contingent consideration	(4,288)	(7,994)	(7,344)
Cash settlement of stock options	—	—	(12,466)
Dividends paid	(15,489)	(14,832)	(10,522)
Distributions to non-controlling interests	(786)	(574)	—
Debt issuance costs	(1,858)	—	(1,888)
Net cash (used in)/provided by financing activities	(59,108)	(42,870)	22,925
Net change in cash, cash equivalents and restricted cash	36,058	2,565	(13,990)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	32,057	29,492	43,482
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$68,115	$32,057	$29,492

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,727	$20,100	$6,784
Net cash paid for income taxes	$2,538	$1,539	$2,480
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$3,968	$3,864	4,046
Additions to lease liabilities	3,968	3,864	4,995

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$67,455	$30,467	$20,021
Restricted cash	660	1,590	9,471
Total cash, cash equivalents and restricted cash	$68,115	$32,057	$29,492

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

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

Prior to November 19, 2016, P10, formerly Active Power, Inc. designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply products and serviced modular infrastructure solutions. On November 19, 2016, we completed the sale of substantially all our assets and liabilities and operations to Langley Holdings plc, a United Kingdom public limited company. Following the sale, we changed our name from Active Power, Inc. to P10 Industries, Inc. and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses. For the period from December 2016 through September 2017, our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses ("NOLs") and other tax benefits. On March 22, 2017, we filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. The Company emerged from bankruptcy on May 3, 2017.

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

(dollar amounts in tables stated in thousands,except per share amounts)

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of December 31, 2024, no units have been exchanged into shares of P10 Class A common stock.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of December 31, 2024, the Board has approved $92.0 million, of which $52.0 million was approved during the year ending December 31, 2024, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of December 31, 2024, $88.5 million has been spent to buy back shares and there is $3.5 million remaining for authorized repurchases under this program.

On October 20, 2023, the Company had a transition of executives ("Executive Transition") and entered into an executive transition agreement with each of Mr. Alpert and Mr. Webb (each, a "Transition Agreement"). Pursuant to the Transition Agreements, Mr. Alpert and Mr. Webb ceased to serve as Co-Chief Executive Officer, and Mr. Alpert and Mr. Webb were appointed as Executive Chairman and Executive Vice Chairman, respectively, for a one-year period. Additionally, Mr. Webb's Transition Agreement provided for a one-year transition period to continue serving the Company in a transitional capacity. Effective October 23, 2023, the board of the Company appointed Luke A. Sarsfield III as Chief Executive Officer ("CEO") of the Company. In connection with his appointment as CEO, the Company entered into an employment agreement with Mr. Sarsfield (the "Employment Agreement") setting forth the terms of his employment and compensation. In connection with both the Transition Agreements and the Employment Agreement, provisions were made for severance and sign-on compensation, respectively. Effective June 14, 2024, Mr. Alpert resigned as Executive Chairman and Chairman of the Board and the Board of the Company appointed CEO, Mr. Sarsfield, to Chairman of the Board. In connection with Mr. Alpert's resignation as Executive Chairman, the Company and Mr. Alpert agreed to the early termination of Mr. Alpert's Transition Agreement. Mr. Webb's Transition Agreement terminated in accordance with its terms on October 23, 2024. Effective November 7, 2024, each of Mr. Alpert and Mr. Webb resigned as members of the board of directors of

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

the Company. See Note 15 for further information. The associated expenses were recorded in compensation and benefits on the Consolidated Statements of Operations in the period incurred.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2024, and December 31, 2023, cash equivalents include money market funds of $41.3 million and $11.1 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of December 31, 2024 and December 31, 2023 was primarily cash on deposit related to RCP's lease and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and ECP and any supplemental agreements entered into after acquisition ("Advisory Agreements"), where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of December 31, 2024 and December 31, 2023. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of December 31, 2024 and December 31, 2023, respectively, there is $0 and $9.6 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credit purchases.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

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

Revenue Share and Repurchase Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third parties will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the estimated term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company’s accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period and recognize all changes. Refer to Note 13 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of December 31, 2024, goodwill recorded on our Consolidated Balance Sheets relates to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI. As of December 31, 2024, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to the acquisitions of RCP 2, RCP 3, Five Points, TrueBridge, Enhanced, Bonaccord, Hark, and WTI.

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

Goodwill and indefinite lived intangibles are reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill and indefinite lived intangibles under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit or asset is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill and indefinite lived intangibles. If it is determined that it is more likely than not that an asset's or reporting unit’s fair value is less than its

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

carrying value, then the Company will determine the fair value of the reporting unit or asset and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill or indefinite lived intangible). At December 31, 2024 and December 31, 2023 and for the years then ended, the Company determined that there was no impairment to goodwill and indefinite lived intangibles.

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Bonaccord on the Consolidated Balance Sheets.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, management profit shares, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. Refer to Note 13 for further information.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Statements of Operations to clearly distinguish between our interests and the economic interest of third parties in those entities. Net income attributable to P10, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income/(loss) attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of December 31, 2024 and December 31, 2023, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable and due from related parties receivables excluding the receivables from the Advisory Agreements approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of the credit facility using level two inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings. The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using level three inputs and a discounted cash flow model. See Note 12 for further details. The Company has a contingent consideration liability related to the acquisition of Bonaccord that was measured at fair value using level three inputs and a discounted cash flow model. As of December 31, 2024, the contingent consideration is considered fully earned and was paid on January 24, 2025 so the value is carried at the full balance of unpaid contingent consideration and is no longer subject to fair value measurements. The Company also had a contingent consideration liability related to the acquisition of Hark, that was valued using level three inputs and a discounted cash flows model, which was paid in full on July 27, 2023. As a result of the settlement of the contingent consideration, no value is recorded as of December 31, 2024 and December 31, 2023. See Note 10 for additional information.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund's term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

Advisory service fees are determined using fixed-rate fees and are recognized over time as the related services are delivered. Other advisory services include transaction and management fees associated with managing the origination and ongoing compliance of certain investments.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

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

Catch-up fees are earned from investors that make commitments to previously launched fund after the first fund closing occurs, but during the fundraising period. Contractual terms require the investors to pay a catch-up fee as if they had committed to the fund at the first closing. Catch-up fees are recorded as revenue when such commitments are made as variable consideration.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income/(loss) attributable to common stockholders by the weighted-average number of common shares. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period adjusted to give effect to potentially dilutive securities, if the Company is in a net income position. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses. See Note 16 for additional information.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

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

Segment Reporting

According to ASC 280, Segment Reporting, operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company operates our business as a single operating segment, which is how our CODM evaluates financial performance and makes decisions regarding the allocation of resources.

The CODM, who is responsible for allocating resources and assessing performance of the reportable segment, has been identified as the Chief Executive Officer. The CODM assesses performance for the single segment and decides how to allocate resources based on consolidated net income that also is reported on the Consolidated Statements of Operations as net income/(loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses these metrics for purposes of making operating decisions and assessing financial performance. The CODM considers forecast to actual variances when making decisions about allocation capital and personnel.

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

(dollar amounts in tables stated in thousands,except per share amounts)

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

On November 27, 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity's reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

2023-07 for the year ended December 31, 2024 with the additional disclosures above included in our Consolidated Financial Statements.

Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025. The Company is evaluating the effects of these amendments on its financial reporting.

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE") ("ASU 2024-03"), which requires additional disclosure of the nature of expenses included in the Consolidated Statements of Operations. The standard requires disclosures about specific type of expenses included in the expense captions presented on the face of the Consolidated Statements of Operations as well as disclosures about selling expenses. ASU 2024-03 is effective for our fiscal year beginning on January 1, 2027, and interim periods beginning on January 1, 2028. Entities should apply the guidance prospectively although retrospective application is permitted. The Company is evaluating the effects of these amendments on our financial reporting.

Note 3. Revenue

The following presents revenues disaggregated by nature:

	For the Year Ended December 31,

	2024	2023	2022
Management fees	$284,505	233,780	$192,769
Advisory fees	5,713	4,949	3,777
Subscriptions	650	523	642
Other revenue	5,580	2,482	1,172
Total revenues	$296,448	$241,734	$198,360

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance. The contract liabilities balance had a net decrease of $0.2 million from $12.8 million as of December 31, 2023 to $12.6 million as of December 31, 2024 primarily driven by satisfying performance obligations for cash payments received in advance. We recognized $12.7 million of revenue in 2024 that was included in the contract liabilities balance as of December 31, 2023.

Note 4. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the years ended December 31, 2024, 2023, and 2022, the strategic alliance expense reported was $4.5 million, $1.5 million, and $0.7 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

Within 60 days following the final closing of Bonaccord Fund II ("Fund II"), the third-party has the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party can acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met as of December 31, 2024. Fund II has reached the final close, and the

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord and accrues an additional 5% of net management fee earnings, which is included in the strategic alliance expense. If executed, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund II.

Similar terms apply for Bonaccord Fund III ("Fund III") with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of December 31, 2024 as Fund III has not yet started raising capital and as such, there is no impact to the consolidated financial statements. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 5. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of December 31, 2024, the full $5.0 million has been drawn and the balance outstanding is $5.2 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at SOFR plus 2.10% and are payable annually on October 13th in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of December 31, 2024, the balance outstanding is $1.1 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord Capital Advisors and certain general partners to lend funds to pay general partners commitments to a certain fund managed by Bonaccord. The notes provides an aggregate maximum facility of $4.0 million, of which $1.1 million of cash, was an initial draw in aggregate to certain general partners on December 20, 2024 and are collateralized by such general partners' interest in a certain fund as of December 31, 2024 with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of December 31, 2024, the balance outstanding is $1.1 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of December 31, 2024 and December 31, 2023, the total notes receivable balance associated with these notes was $7.5 million and $5.8 million, respectively. The Company recognized interest income associated with these notes of $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, and WTI. The assets of the consolidated VIEs totaled $587.9 million and $579.4 million as of December 31, 2024 and December 31, 2023, respectively. The liabilities of the consolidated VIEs

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

totaled $463.3 million and $397.6 million as of December 31, 2024 and December 31, 2023, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Credit Facility, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of December 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses and $0.1 million related to ECG’s tax credit finance businesses. As of December 31, 2023, investment in unconsolidated subsidiaries totaled $1.7 million, of which $0 million related to RCP's investment in a privately held investment manager, $1.7 million related to ECG’s asset management businesses and $0 related to ECG’s tax credit finance businesses.

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of December 31,	As of December 31,
	2024	2023
Computers and purchased software	$1,945	$1,528
Furniture and fixtures	2,229	1,666
Leasehold improvements	6,217	2,894
	10,391	6,088
Less: accumulated depreciation	(3,631)	(2,763)
Total property and equipment, net	$6,760	$3,325

Note 9. Goodwill and Intangibles

Changes in goodwill for the years ended December 31, 2024 and December 31, 2023 are as follows:

Balance at December 31, 2022	$506,638
Purchase price adjustment	(600)
Increase from acquisitions	-
Balance at December 31, 2023	$506,038
Purchase price adjustment	-
Increase from acquisitions	-
Balance at December 31, 2024	$506,038

During the year ended December 31, 2023, there was a revision to the provisional fair value of the WTI tradenames as a result of obtaining new information that was not available at acquisition. This revision resulted in a purchase price adjustment of $0.6 million to goodwill and intangible assets.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Intangibles consists of the following:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(8,322)	19,918
Management and advisory contracts	194,666	(134,494)	60,172
Technology	2,386	(2,292)	94
Total finite-lived intangible assets	225,292	(145,108)	80,184
Total intangible assets	$242,697	$(145,108)	$97,589

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:

Trade names	28,240	(5,789)	22,451
Management and advisory contracts	194,666	(111,873)	82,793
Technology	2,380	(1,834)	546
Total finite-lived intangible assets	225,286	(119,496)	105,790
Total intangible assets	$242,691	$(119,496)	$123,195

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with the economic benefits that are expected to occur. Technology is amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2025	$21,271
2026	16,642
2027	13,309
2028	9,986
2029	7,743
Thereafter	11,233

Total amortization	$80,184

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Note 10. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$68,010	$42,529	$49,572	$49,572	3	Note 12
Liabilities
Debt Obligations	$319,783	$319,783	$289,844	$289,844	2	Note 11

As of December 31, 2024 and December 31, 2023, debt obligations' carrying value approximates fair value due to the recent market transaction executed and the variable rate feature of these obligations.

Earnouts associated with the acquisitions of Bonaccord and Hark

Included in total consideration of the acquisition of Bonaccord is an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers is required to be paid by October 2027, at which point the earnout expires. Payments are made after each close. As of December 31, 2024, the full $20.0 million earnout payment has been earned. The Company has paid $17.8 million since inception, of which $4.7 million was paid in the year ended December 31, 2024 and $5.8 million was paid in the year ended December 31, 2023. The remaining $2.2 million was paid on January 24, 2025. Total remeasurement expense recognized for the years ended December 31, 2024, 2023, and 2022 was $0.2 million, $0.5 million and $0.3 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. As of December 31, 2024, with all contingent consideration for the acquisition of Bonaccord considered fully earned, the liability transfers out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation.

Included in the total consideration of the acquisition of Hark is an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the years ended December 31, 2024, 2023, and 2022 totaled $0, $0.1 million, and $1.5 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration of $5.4 million was paid during the year ended December 31, 2023.

The following table provides details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$6,693	$6,693
Total liabilities	$-	$-	$6,693	$6,693

For the liabilities presented in the table above, there were no changes in fair value hierarchy levels during the year ended December 31, 2023.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Year Ended December 31,
	2024	2023
Balance, beginning of year:	$6,693	$17,337
Change in fair value	160	560
Settlements	(2,565)	(11,204)
Transfers out of level 3 measurement	(4,288)	-
Balance, end of period:	$-	$6,693

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

Note 11. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	December 31,	December 31,
	2024	2023

Revolver facility	$—	$90,700
Debt issuance costs	(3,308)	(1,848)
Revolver facility, net	$(3,308)	$88,852

Term Loan	$325,000	$201,875
Debt issuance costs	(1,909)	(883)
Term loan, net	$323,091	$200,992
Total debt obligations, net	$319,783	$289,844

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised split into $87.5 million worth of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "New Credit Facilities"). The New Credit Facilities were used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The New Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolver Facility and one, three, or six months for the New

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Term Loan, which the Company elected a six-month SOFR rate on the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% on the New Term Loan quarterly effective December 31, 2025. The New Revolving Credit Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities. The New Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, P10 Intermediate and the Company's guarantor subsidiaries, subject to customary exceptions.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of December 31, 2024, P10 was in compliance with its financial and other covenants required under the facility. For the years ended December 31, 2024, 2023, and 2022, $24.1 million, $20.4 million, and $8.4 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of December 31, 2024 are as follows:

2025	$4,063
2026	16,250
2027	16,250
2028	288,437
$325,000

Note 12. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.3 million, $0.3 million and $0.3 million in rent to 210 Capital, LLC for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, this is no longer a related party transaction.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of December 31, 2024, the total accounts receivable from the Funds totaled $42.5 million, of which $12.1 million related to reimbursable expenses and $30.4 million related to fees earned but not yet received. As of December 31, 2023, the total accounts receivable from the Funds totaled $18.9 million, of which $5.5 million related to reimbursable expenses and $13.4 million related to fees earned but not yet received. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG and ECP, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of December 31, 2024, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was insignificant for the year ended December 31, 2024. No significant financing components were identified for the years ended December 31, 2023 and 2022. As of December 31, 2024, the total contractual advisory fees are $115.1 million over ten years. These agreements are subject to customary termination

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

provisions. Since inception, $79.4 million of the total $115.1 million advisory fees have been recognized as revenue. There was $35.7 million in remaining performance obligations related to these agreements, which will be recognized between January 1, 2025 and December 31, 2031. For the years ended December 31, 2024, 2023, and 2022, advisory fees earned or recognized under this agreement were $17.3 million, $20.9 million and $22.2 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest were $1.1 million, $0.7 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the associated receivable was $65.8 million and $48.5 million and is included in due from related parties on the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, the associated interest receivable was $2.2 million and $1.1 million and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG and ECP, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), the entity which holds a controlling equity interest in ECP, immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services at the direction of ECG. The Company recognized $13.6 million, $13.2 million and $11.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the associated accrual was $3.4 million and $2.1 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Impact Corp ("Crossroads"), the parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced was to originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans were to be held by CPF and CPF will pay an advisory fee to Enhanced.

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $6.1 million, $8.9 million, and $4.4 million of fees for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two former members of the Board of Directors of the Company are directors of Crossroads and have recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $20 thousand, $20 thousand, and $10 thousand have been recognized for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On December 23, 2024, Crossroads and ECG terminated the Crossroads Advisory Agreement. Additionally, the impact credit asset portfolio managed by the Company was contributed to two new limited liability companies ("Clifford") and the funds managed by the Company redeemed their interest in Crossroads in exchange for membership interests in Clifford in proportion to the fair value of the net assets contributed. At the same time, ECG entered into an Advisory Agreement with Clifford ("Clifford Advisory Agreement") to manage the impact credit asset portfolio, which has a term ending on the disposal date for all of Clifford's underlying investments. The Clifford Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Clifford under the Clifford Advisory Agreement. Clifford is not considered a related party to the Company.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

As part of the Clifford arrangement, Enhanced Clifford (GP) LLC ("Clifford GP"), a direct subsidiary of ECH, was formed. Clifford GP receives incremental fees from Clifford as part of the Clifford Advisory Agreement. The Company is a guarantor on a put option and call option with third party customers. Refer to Note 13 for further details.

Upon the closing of the Bonaccord acquisition on September 30, 2021, an Advance Agreement and Secured Promissory Note was signed with BCP, an entity that was formed by employees of the Company. Additional Secured Promissory Notes were signed with certain Bonaccord employees on October 13, 2023. For details, see Note 5.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2032. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $4.3 million, $3.9 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table presents information regarding the Company’s operating leases as of December 31, 2024:

Operating lease right-of-use assets	$17,497
Operating lease liabilities	$20,432
Cash paid during the year ended December 31, 2024 for operating lease liabilities	$3,810
Weighted-average remaining lease term (in years)	6.25
Weighted-average discount rate	5.00%

The future contractual lease payments as of December 31, 2024 are as follows:

2025	$2,444
2026	3,909
2027	3,829
2028	3,549
2029	4,202
Thereafter	6,543
Total undiscounted lease payments	24,476
Less imputed interest	(4,044)
Total operating lease liabilities	$20,432

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the years

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

ended December 31, 2024, 2023, and 2022, $12.3 million, $21.0 million, and $5.2 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the balance was $38.5 million and $26.2 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $2.0 million, $2.0 million, and $0.4 million of expense, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the balance was $4.4 million and $2.4 million, respectively, and is included in accrued compensation and benefits on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the revenue share agreements. As of December 31, 2024, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of December 31, 2024 and December 31, 2023, the associated liabilities were $13.8 million and $16.2 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $10.0 million and $14.0 million as of December 31, 2024 and December 31, 2023, respectively. The Company recognized $1.4 million, $1.5 million, and $0.7 million of amortization of contingent payments to customers for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related put option and call option with the same third party party customers and terms. The Company would be required to settle either the put or call options if either are exercised and Clifford GP does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. As of December 31, 2024 and December 31, 2023, the associated liabilities were $10.1 million and $0, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The Company recognized a loss of $10.1 million for the year ended December 31, 2024, which is included in other (loss)/income on the Consolidated Statements of Operations. There was no expense recognized for the years ended December 31, 2023, and December 31, 2022. The Company will reassess each period and recognize all changes.

Dispute Resolutions

In 2024, the Company resolved a business dispute with a service provider for $1.2 million, which was recognized in other (expense)/income on the Consolidated Statements of Operations. On January 2, 2025, the Company received the $1.2 million payment.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Departure of Chief Operating Officer

William "Fritz" Souder, the Company's Chief Operating Officer ("COO"), retired from P10 in May of 2024. Associated with his retirement, the COO received $1.2 million of severance payments. As of December 31, 2024 and December 31, 2023, the Company has $0 and $1.2 million of severance payable related to the retirement, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. The Company recognized $0, $1.2 million, and $0 of severance expense related to the retirement for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations.

Purchase Agreement

On September 16, 2024, the Company ("Buyer") entered into an equity purchase agreement (the "Purchase Agreement") with Qualitas Equity Funds SGEIC, S.A. ("Qualitas"), Qualitas Funds Holdco, S.L. ("Seller"), Sergio Garcia Huertas and Eric Todd Halverson, pursuant to which, subject to the satisfaction or waiver of specified conditions, Buyer would acquire all of the issued and outstanding equity interests of Qualitas (the "Transaction").

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

Up to an additional €31.7 million in consideration (an Earn-Out Payment") may be payable based on the run-rate net revenue as of December 31, 2027 from new funds for Qualitas raised after closing. Any Earn-Out Payment will be paid in a mix of cash and Class A Common Stock at Seller's election, with no more than 65% payable in cash. The Transaction is expected to close in the first quarter of 2025, subject to customary closing conditions.

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

In 2021, the Civil Enforcement Division of the Oregon Department of Justice ("Oregon DOJ") initiated an investigation of certain transactions involving the Oregon Low Income Community Jobs Initiative, also known as the Oregon New Markets Tax Credit ("NMTC") program, to which a subsidiary of Enhanced Capital, among others, was a party. The Oregon DOJ contended that the subsidiary of Enhanced Capital omitted from the NMTC application information regarding the application of leveraged financing in the transaction and the sources and uses of funds in the proposed transactions. The subsidiary of Enhanced Capital completed non-binding mediation in July 2023 and a settlement was negotiated which was paid in the fourth quarter of 2023. The total settlement was $3.6 million of which the insurance carrier contributed $1.5 million, and the Company continues to explore additional recovery. For the year ended December 31, 2023, the total expense associated with the litigation was $2.1 million in other (expense)/income on the Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

Note 14. Income Taxes

The Company is subject to income taxes in the United States. The components of the provision for (benefit from) income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	For the Years Ended
	December 31,
	2024	2023	2022
Current
Federal	$-	$(66)	$193
State	4,723	941	2,178
Total Current	$4,723	$875	$2,371
Deferred
Federal	$6,593	$3,752	3,995
State	(2,620)	5	(302)
Total Deferred	$3,973	$3,757	$3,693
Income tax expense	$8,696	$4,632	$6,064

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2024, 2023, and 2022 are as follows:

	For the Years Ended
	December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(0.7%)	(3.0%)	(0.1%)
State taxes, net of federal benefit	4.4%	(25.1%)	4.0%
Nondeductible expenses	7.2%	(134.8%)	0.6%
Expiration of net operating losses and tax credits	0.0%	0.2%	(7.3%)
Valuation allowance increase/decrease	0.0%	(1.8%)	(0.3%)
Uncertain tax positions	0.0%	12.0%	(0.8%)
Return to provision adjustments and change in tax rates	(1.2%)	(16.1%)	(0.4%)
Other	0.0%	0.0%	0.4%
Effective rate	30.7%	(147.6%)	17.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The components of deferred tax assets as of December 31, 2024 and December 31, 2023 are as follows:

	As of	As of
	December 31,	December 31,
	2024	2023
Deferred tax assets:
Stock compensation	$7,206	$5,760
Interest expense	-	-
Passthrough activity—investment in partnerships	25,543	9,932
Intangibles	-	-
Net operating losses and credit carryforwards	13,614	34,644
Total deferred tax assets	46,363	50,336
Valuation allowance for deferred tax assets	(12,818)	(12,818)
Deferred tax assets, net of valuation allowance	$33,545	$37,518

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

The Company had a valuation allowance against net deferred tax asset of $12.8 million as of December 31, 2024. The components of the existing valuation allowance primarily include a valuation allowance recorded in 2020 against its net deferred tax asset of $11.4 million due to the write-off of an intercompany debt which is capital in nature. Management believes that it is not more-likely-than-not that future operations will generate sufficient taxable capital gain income to realize the deferred tax asset. This assessment remains valid for 2024, and no adjustments have been made to this valuation allowance. The remaining $1.4 million valuation allowance is against the NOLs that are expected to expire without being used. However, should there be a change in the ability to recover deferred tax assets, the income tax provision would either increase or decrease in the period when the assessment is modified.

As of December 31, 2024, the Company had federal carryforwards of approximately $60.2 million (net of $4.1 million uncertain tax reserve). The federal NOL carryforward may expire beginning in 2033, if not utilized. This includes $64.3 million that may expire between 2033-2039. The Company is expected to use the majority of the federal NOLs before expiration based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. The Company had post-rate effected state NOLs (net of valuation allowance on expected expire unused) of approximately $0.6 million as of December 31, 2024. Utilization of the NOLs and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

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

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The reconciliation of the Company's unrecognized tax benefits, which is included in deferred tax assets, net on the Consolidated Balance Sheets, at the beginning and end of the year is as follows:

	For the Years Ended
	December 31,
	2024	2023
Balance at January 1	$6,192	$6,742
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(550)
Settlements	-	-
Balance at December 31	$6,192	$6,192

The uncertain tax position is primarily related to imputed interest, and research and development credits. The 2023 decrease of $0.5 million resulted from the release of the state exposure related to the intercompany interest expense. This release was due to the statute of the limitation expired in the states where the uncertain tax positions existed.

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company has $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

Note 15. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the P10 Holdings, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan ("2018 Plan"), our previously existing equity compensation plan. The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units, and restricted stock awards. Starting with options granted in 2024 under the Plan, vesting generally occurs on a graded schedule with 25% vesting on each of the second, third, fourth, and fifth anniversary of the grant date, but only if the grantee is continuously employed by the Company or a subsidiary through each such date. Options granted prior to 2024 under both the Plan and the 2018 Plan cliff vest over a period of four or five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. Terms of all future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan. Awards granted under the 2018 Plan continue to follow the 2018 Plan.

The 2018 Plan provided for an initial 6,300,000 shares (adjusted for the reverse stock split). The Plan provided for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Plan for a total of 9,300,000 shares.

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares that may be issued under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of December 31, 2024, there are 10,532,611 shares available for grant under the Plan.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

A summary of stock option activity for the years ended December 31, 2024 and December 31, 2023 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2022	10,612,231	$7.25	8.09	$39,004,141
Granted	3,825,842	10.12
Exercised	(721,222)	1.97
Expired/Forfeited	(1,001,470)	10.20

Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113

Exercisable as of December 31, 2023	1,683,231	$6.05	7.30	$7,019,738

Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Granted	2,541,289	8.01
Exercised	(1,080,527)	1.57
Expired/Forfeited	(1,210,246)	8.48
Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Exercisable as of December 31, 2024	1,787,695	$5.79	6.04	$12,199,062

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options exercise, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $9.1 million, $10.3 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $9.9 million, $6.1 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2024 was $23.0 million and is expected to be recognized over a weighted average period of 2.59 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2024	2023
Expected life (in years)	6.75	7.5
Expected volatility	37.50%	38.28%
Risk-free interest rate	4.23%	4.11%
Expected dividend yield	1.63%	1.19%

The Company has granted restricted stock awards ("RSAs") to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant, and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.7 million, $0.4 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $0.6 million, $0.4 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2024 was $0.4 million and is expected to be recognized over a weighted average period of 0.45 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2022	33,346	$12.37
Granted	32,722	11.46
Vested	(33,346)	12.37
Forfeited	-	-
Outstanding as of December 31, 2023	32,722	11.46
Outstanding as of December 31, 2023	32,722	$11.46
Granted	93,473	8.02
Vested	(32,722)	11.46
Forfeited	—	—
Outstanding as of December 31, 2024	93,473	$8.02

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on one of the following methods: (1) the closing market price on the day of the grant, (2) the closing market price on the day prior to grant, or (3) a 30-day volume weighted average price (VWAP) is recognized as expense ratably over the requisite service period of the awards. Most of the shares currently vest one year from the grant date excluding certain executive RSUs, the Hark, Bonaccord, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Hark, Bonaccord, Executive Transition, and Executive Market Units, which are discussed in more detail below, was $9.6 million, $17.1 million, and $6.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $8.8 million, $16.0 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2024 was $7.3 million and is expected to be recognized over a weighted average period of 1.01 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. The Bonaccord Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until it has become vested. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. As of December 31, 2024, certain performance metrics have been met and specific employees have earned $17.5 million in value, of which $6.6 million was issued in shares and $6.9 million was issued in cash. As of December 31, 2024, the remaining amount of $4.0 million is included in accrued compensation and benefits on the Consolidated Balance Sheets and was settled in cash on February 19, 2025. An expense of $4.9 million, $5.6 million, and $7.0 million has been recorded for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The associated income tax benefit was $5.7 million, $4.0 million, and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. All Hark Units have vested and been issued. An expense of $0, $0.3 million and $1.3 million have been recorded for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The associated income tax benefit was $0, $1.0 million, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively.

At the time of Executive Transition, the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The Executive Transition Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The award has a stated value of $4.0 million and will be issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of December 31, 2024, all Executive Transition Units have vested and been issued. For the years ended December 31, 2024 and December 31, 2023, $3.5 million and $0.5 million, respectively, of stock compensation expense was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the year ended December 31, 2022. The associated income tax benefit was $5.0 million for the year ended December 31, 2024. There was no associated income tax benefit for the years ended December 31, 2023 and December 31, 2022.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of December 31, 2024, none of the Executive Market Units have vested. For the years ended December 31, 2024 and December 31, 2023, $2.7 million and $0.5 million, respectively, of stock compensation was recognized on the Consolidated Statements of Operations. No stock compensation expense for these units was incurred for the year ended December 31, 2022. There was no associated income tax benefit for the years ended December 31, 2024, 2023, and 2022. The unrecognized expense associated with the Executive Market Units was $7.6 million as of December 31, 2024.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life	5.0 (yrs)
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The below table excludes Executive Market Units that the market conditions have not been satisfied, and Bonaccord or Hark Units that were issued outside of the Plan, that have not vested and are recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2022	508,135	$11.34
Granted	2,911,391	9.54
Vested	(2,001,432)	10.27
Forfeited	-	-
Outstanding as of December 31, 2023	1,418,094	9.15
Outstanding as of December 31, 2023	1,418,094	$9.15
Granted	1,445,758	8.89
Vested	(1,437,764)	9.35
Forfeited	(3,819)	9.30
Outstanding as of December 31, 2024	1,422,269	$8.68

Note 16. Earnings (Loss) Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the years ended December 31, 2024 and December 31, 2022, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Year Ended December 31,

	2024	2023	2022
Numerator:
Numerator for basic calculation—Net income/(loss)
Numerator for basic calculation—Net income/(loss) attributable to P10	$18,700	$(7,133)	$29,206
Adjustment for:
Net income/(loss) attributable to noncontrolling interests in P10 Intermediate	967	(639)	193
Numerator for earnings/(loss) per share
Numerator for earnings/(loss) per share assuming dilution	$19,667	$(7,772)	$29,399
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	112,549	116,104	116,751
Weighted shares assumed upon exercise of partnership units	3,917	-	979
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,909	-	3,924
Denominator for earnings/(loss) per share assuming dilution	120,375	116,104	121,655
Earnings/(loss) per Class A share—basic	$0.17	$(0.06)	$0.25
Earnings/(loss) per Class A share—diluted	$0.16	$(0.06)	$0.24
Earnings/(loss) per Class B share—basic	$0.17	$(0.06)	$0.25
Earnings/(loss) per Class B share—diluted	$0.16	$(0.06)	$0.24

The computations of diluted earnings per share on a weighted average basis would exclude 8.8 million options for the year ended December 31, 2024 and 6.7 million shares of common stock for the year ended December 31, 2022, respectively, because the options were anti-dilutive. If the Company was in a net income position, the computations of diluted earnings per share excluded options to purchase 7.0 million shares of common stock for the year ended December 31, 2023.

Note 17. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

The Company derived 6.2%, 9.0%,and 11.2% of its total revenues from Enhanced P.C. for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 12 for further discussion. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue. No other individual client constituted more than 10% of the Company's total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 3 for further details provided on the Company's source of revenues.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the years ended December 31, 2024, 2023, and 2022, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the years ended December 31, 2024, 2023, and 2022.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of December 31, 2024 and December 31, 2023, most of the Company's long-lived assets were in the United States. No individual foreign country constituted more than 10% of the Company's long-lived assets as of December 31, 2024 and December 31, 2023.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Total Revenues	$296,448	$241,734	$198,360
Less: cash compensation and benefits, net of one-time expenses	(99,520)	(88,471)	(68,344)
Less: stock based compensation	(30,451)	(34,653)	(18,616)
Less: management profit share(2)	(11,033)	(2,058)	-
Less: professional fees, net of one-time expenses	(13,408)	(8,482)	(6,989)
Less: general, administrative and other, net of one-time expenses	(21,354)	(16,610)	(15,453)
Less: placement agent expenses	(6,039)	(3,422)	(2,306)
Less: other segment items (1)	(94,976)	(95,810)	(57,253)
Net income/(loss)	$19,667	$(7,772)	$29,399

(1) Other segment items included in net income/(loss) includes (i) contingent consideration expense, amortization of intangibles, strategic alliance expense, income tax expense, interest expense, net, as well as other (losses)/income, and (ii) one-time expenses excluded from the significant segment expenses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Compensation and benefits	$155,316	$154,286	$94,297
Adjustments:
Stock based compensation	(30,451)	(34,653)	(18,616)
Management profit share(2)	(11,033)	(2,058)	-
One-time expenses (1)	(14,312)	(29,104)	(7,337)
Cash compensation and benefits, net of one-time expenses	$99,520	$88,471	$68,344

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including signing bonus and severance; and (ii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of bonuses not paid to employees directly related to the WTI acquisition.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Professional fees	$21,464	$12,668	$12,856
Adjustments:
One-time expenses (1)	(8,056)	(4,186)	(5,867)
Professional fees, net of one-time expenses	$13,408	$8,482	$6,989

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including placement/search fees; (ii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory related to the acquisition; (iii) the cost of financing our business and (iv) expenses related to debt refinancing.

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
General, administrative and other	$28,780	$22,584	$18,522
Adjustments:
Placement agent expenses	(6,039)	(3,422)	(2,306)
One-time expenses (1)	(1,387)	(2,552)	(763)
General, administrative and other, net of one-time expenses	$21,354	$16,610	$15,453

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other (losses) and was $1.3 million for the year ended December 31, 2024. Interest income was insignificant for the years ended December 31, 2023 and December 31, 2022.

Note 18. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.035 per share of Class A and Class B common stock, payable on March 20, 2025, to the holders of record as of the close of business on February 28, 2025.

On February 11, 2025, the Board of Directors authorized an additional $40.0 million of outstanding Class A and B shares of the Company's stock under the Stock Repurchase Program.

On February 14, 2025, the Company granted to employees 2,271,044 options under the 2021 Incentive Plan. The options generally vest 25% a year starting with the second anniversary of the date of grant and expire ten years from the grant date.

P10, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands,except per share amounts)

On February 14, 2025, the Company granted to employees 828,116 restricted stock units under the 2021 Incentive Plan. The RSUs generally vest on the first anniversary of the date of grant with a certain employee's RSU vest 25% a year starting with the first anniversary of the date of grant.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2024, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of P10, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

3.2	Amended and Restated Bylaws of P10, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

4.1*	Description of Securities

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

10.3

Amendment No. 2 to Controlled Company Agreement, dated as of December 19, 2024, by and among P10, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2024).

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

10.6+	P10, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.7+	Amendment No. 1 to P10, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2024).

10.8+*	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan.

10.9+*	Form of Stock Option Agreement under the 2021 Incentive Plan.

10.10+*	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan.

10.11

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

10.19

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

10.20

Exchange Agreement, dated August 25, 2022 by and among P10, Inc., P10 Holdings Inc., P10 Intermediate Holdings LLC, and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.21

Restatement Agreement, dated as of August 1, 2024, attaching the Amended and Restated Credit Agreement, dated as of such date, among P10, Inc., P10 Intermediate Holdings LLC, the other guarantors part thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 5th, 2024).

10.22+

Amended and Restated Employment Agreement, dated as of November 5, 2024, by and between P10 Intermediate Holdings, LLC and Luke A. Sarsfield III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2024).

10.23+

Amended & Restated Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings LLC, and Amanda Coussens (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024).

10.24+

Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings LLC, and Richard J. (Arjay) Jensen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on May 9, 2024).

10.25+

Employment Agreement, dated as of February 27, 2024, by and between P10 Intermediate Holdings LLC, and Mark Hood (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q on May 9, 2024).

10.26+*	Employment Agreement, dated as of September 16, 2024, by and between P10 Intermediate Holdings LLC, and Sarita Narson Jairath

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm as to P10, Inc.

31.1*(1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*(1)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 the Company's Annual Report on Form 10-K on March 14, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contracts and compensation plans and arrangements.

(1) This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10, Inc.

Date: February 28, 2025	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Principal Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Luke A. Sarsfield III, Amanda Coussens, and Melodie Craft, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2025	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2025	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2025	By:	/s/ Andrew Corsi
Andrew Corsi
Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2025	By:	/s/ Travis Barnes
Travis Barnes
Director

Date: February 28, 2025	By:	/s/ Tracey Benford
Tracey Benford
Director

Date: February 28, 2025	By:	/s/ Scott Gwilliam
Scott Gwilliam
Director

Date: February 28, 2025	By:	/s/ David M. McCoy
David M. McCoy
Director

Date: February 28, 2025	By:	/s/ Edwin Poston
Edwin Poston
Director

Date: February 28, 2025	By:	/s/ Robert B. Stewart, Jr.
Robert B. Stewart, Jr.
Director