Form 10-Q
period 2025-03-31
P10, Inc.
filed 2025-05-08
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 77,530,125 shares of the registrant's Class A common stock and 34,594,351 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$74,393	$67,455
Restricted cash	1,018	660
Accounts receivable	22,281	32,313
Notes receivable	7,482	7,534
Due from related parties	86,977	81,909
Investment in unconsolidated subsidiaries	2,660	2,781
Prepaid expenses and other assets	11,911	5,108
Property and equipment, net	7,664	6,760
Right-of-use assets	21,264	17,555
Contingent payments to customers	9,923	10,028
Deferred tax assets, net	33,469	33,545
Intangibles, net	92,271	97,589
Goodwill	506,038	506,038
Total assets	$877,351	$869,275
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$27,965	$30,208
Accrued compensation and benefits	54,141	69,544
Due to related parties	422	3,374
Other liabilities	538	184
Contingent consideration	-	2,214
Accrued contingent liabilities	24,118	23,878
Deferred revenues	13,159	12,609
Lease liabilities	25,602	20,591
Debt obligations	357,151	319,783
Total liabilities	503,096	482,385
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 85,390,589 issued and 75,816,282 outstanding as of March 31, 2025, and 75,974,076 issued and 67,614,875 outstanding as of December 31, 2024, respectively	76	68
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 34,745,340 shares issued and 34,621,889 shares outstanding as of March 31, 2025, and 43,584,893 shares issued and 43,461,442 shares outstanding as of December 31, 2024, respectively	35	43
Treasury stock	(91,618)	(76,648)
Additional paid-in-capital	635,625	637,848
Accumulated deficit	(209,790)	(214,312)
Noncontrolling interests	39,927	39,891
Total equity	374,255	386,890
TOTAL LIABILITIES AND EQUITY	$877,351	$869,275

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended March 31,

	2025	2024
REVENUES
Management and advisory fees	$66,735	$65,122
Other revenue	932	993
Total revenues	67,667	66,115
OPERATING EXPENSES
Compensation and benefits	37,080	37,109
Professional fees	6,515	3,768
General, administrative and other	6,825	6,057
Contingent consideration expense	—	30
Amortization of intangibles	5,318	6,437
Strategic alliance expense	703	615
Total operating expenses	56,441	54,016
INCOME FROM OPERATIONS	11,226	12,099
OTHER (EXPENSE)/LOSS
Interest expense, net	(6,417)	(5,776)
Other income	152	678
Total other (expense)	(6,265)	(5,098)
Net income before income taxes	4,961	7,001
Income tax expense	(265)	(1,758)
NET INCOME	$4,696	$5,243

Less: net income attributable to noncontrolling interests in P10 Intermediate	(174)	(222)
NET INCOME ATTRIBUTABLE TO P10	$4,522	$5,021

Earnings per share
Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04
Weighted average shares outstanding, basic	110,907	115,129
Weighted average shares outstanding, diluted	119,352	122,841

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity

Balance At December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	(300)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$(227,991)	$39,642	$400,086

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Interest	Equity
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$(214,312)	$39,891	$386,890
Net income	—	—	—	—	—	—	—	4,522	174	4,696
Stock-based compensation	—	—	—	—	—	—	6,565	—	—	6,565
Issuance of restricted stock units	720	1	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	8,839	8	(8,839)	(8)	—	—	—	—	—	—
Exercise of stock options	248	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(391)	—	—	—	—	—	(4,693)	—	—	(4,693)
Stock repurchase	(1,215)	(1)	—	—	1,215	(14,970)	—	—	—	(14,971)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(224)	—	—	(224)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	(138)	(138)
Dividends declared	—	—	—	—	—	—	(3)	—	—	(3)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,868)	—	—	(3,868)
Balance at March 31, 2025	75,816	$76	34,622	$35	9,698	$(91,618)	$635,625	$(209,790)	$39,927	$374,255

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,696	$5,243
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	6,565	6,715
Depreciation expense	372	218
Amortization of intangibles	5,318	6,437
Amortization of debt issuance costs and debt discount	368	348
Loss/(Income) from unconsolidated subsidiaries	40	(272)
Deferred tax expense	76	1,338
Remeasurement of contra-revenue put option	240	—
Amortization of contingent payment to customers	105	410
Remeasurement of contingent consideration	—	30
Change in operating assets and liabilities:
Accounts receivable	10,032	(2,673)
Due from related parties	(5,068)	(5,060)
Prepaid expenses and other assets	(6,678)	1,738
Right-of-use assets	686	1,310
Accounts payable and accrued expenses	(2,432)	(881)
Accrued compensation and benefits	(15,403)	(417)
Due to related parties	(2,952)	(1,658)
Other liabilities	354	(556)
Contingent consideration	(2,214)	—
Deferred revenues	550	238
Lease liabilities	616	(1,549)
Net cash (used in) provided by operating activities	(4,729)	10,959

CASH FLOWS USED IN INVESTING ACTIVITIES
Funding of notes receivable	(39)	(111)
Proceeds from notes receivable	91	44
Investments in unconsolidated subsidiaries	(3)	(3)
Distributions from investments in unconsolidated subsidiaries	84	68
Software capitalization	(125)	—
Purchases of property and equipment	(1,276)	(258)
Net cash used in investing activities	(1,268)	(260)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	37,000	47,500
Repayments on debt obligations	—	(23,656)
Repurchase of Class A common stock	(14,971)	(30,038)
Repurchase of Class A common stock for employee tax withholding	(4,693)	(2,207)
Payment of contingent consideration	—	(214)
Dividends paid	(3,868)	(3,774)
Distributions to non-controlling interests	(175)	(336)
Net cash provided by (used in) financing activities	13,293	(12,725)
Net change in cash, cash equivalents and restricted cash	7,296	(2,026)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,115	32,057
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$75,411	$30,031

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,696	$5,406
Net cash paid for income taxes	$570	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$4,395	$3,947
Additions to lease liabilities	4,395	3,947

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$74,393	$28,996
Restricted cash	1,018	1,035
Total cash, cash equivalents and restricted cash	$75,411	$30,031

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of March 31, 2025, no units have been exchanged into shares of P10 Class A common stock.

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of March 31, 2025, and December 31, 2024, the Board has approved $132.0 million and $92.0 million, respectively, for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of March 31, 2025, $103.5 million has been spent to buy back shares under this program and there is $28.5 million remaining for authorized repurchases under this program.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2025, and December 31, 2024, cash equivalents include money market funds of $57.3 million and $41.3 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of March 31, 2025 and December 31, 2024 was primarily cash on deposit related to RCP's lease and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and any supplemental agreements entered into after acquisition ("Advisory Agreements"), where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Notes Receivable

Notes receivable is primarily related to contractual amounts owed from signed, secured promissory notes with BCP Partners Holdings, LP ("BCP") as well as certain employees. In addition to contractual amounts, borrowers are obligated to pay interest on outstanding amounts. Refer to Note 5 for further information.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible; based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of March 31, 2025 and December 31, 2024. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of March 31, 2025 and December 31, 2024, respectively, there is $6.5 million and $0 within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

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

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Revenue Share and Repurchase Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share are exercisable starting in July 2025. The Company believes it is probable that the third parties will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the estimated term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 13 for further information.

Goodwill and Intangible Assets

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of March 31, 2025, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of March 31, 2025, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of December 31, 2024, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Bonaccord.

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

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and certain WTI employees that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties in those entities. Net income attributable to P10, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

As of March 31, 2025 and December 31, 2024, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable, and due from related parties receivables excluding the receivables from the Advisory Agreements approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of the credit facility using level two inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings. The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using level three inputs and a discounted cash flow model. See Note 12 for further details on the Advisory Agreements. The Company had a contingent consideration liability related to the acquisition of Bonaccord that was measured at fair value using level three inputs and a discounted cash flow model. The contingent consideration was considered fully earned and was paid on January 24, 2025. As of December 31, 2024, the value was carried at the full balance of unpaid contingent consideration and is no longer subject to fair value measurements. See Note 10 for additional information.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees and advisory service fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Catch-up fees are earned from investors that make commitments to a previously launched fund after the first fund closing occurs, but during the fundraising period. Contractual terms require the investors to pay a catch-up fee as if they had committed to the fund at the first closing. Catch-up fees are recorded as revenue when such commitments are made as variable consideration.

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

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that is likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 15 for further discussion.

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

The CODM, who is responsible for allocating resources and assessing performance of the reportable segment, has been identified as the Chief Executive Officer. The CODM assesses performance for the single segment and decides how to allocate resources based on consolidated net income that also is reported on the Consolidated Statements of Operations as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses these metrics for purposes of making operating decisions and assessing financial performance. The CODM considers forecast to actual variances when making decisions about allocation capital and personnel.

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

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. These non-recurring fair value measurement are based on unobservable (Level 3) inputs.

Dividends

Dividends are reflected in the consolidated financial statements when declared.

Recent Accounting Pronouncements

Pronouncements Recently Adopted

Effective January 1, 2024, the Company adopted ASU 2024-01, Compensation - Stock Compensation (Topic 718)- Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), which is intended to reduce the complexity in determining whether a profits interest award is subject to Topic 718. The adoption of the update did not have an impact on the Company's consolidated financial statements.

Effective January 1, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. The Company included the additional required disclosures above in the consolidated financial statements. Refer to Note 17.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The Company plans to include expanded disclosures beginning with its annual report on Form 10-K for the year ending December 31, 2025.

Pronouncements Not Yet Adopted

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 3. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended March 31,

	2025	2024
Management fees	$65,237	63,844
Advisory fees	1,498	1,278
Subscriptions	159	169
Other revenue	773	824
Total revenues	$67,667	$66,115

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $11.5 million of revenue for the three months ended March 31, 2025 that was included in the contract liabilities balance as of December 31, 2024.

Note 4. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three months ended March 31, 2025 and 2024, the strategic alliance expense reported was $0.7 million and $0.6 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

After the final closing of Bonaccord Fund II ("Fund II"), the third-party had the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party could acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met and Fund II reached the final close on December 24, 2024. Effective April 1, 2025, the third-party exercised their option to acquire equity in Bonaccord which entitles them to receive the distributions of net management fee earnings by the percentage acquired.

Similar terms apply for Bonaccord Fund III ("Fund III") with the exception that the third-party can acquire 9.8 basis points for every $5.0 million committed up to 4.9%. This commitment has not yet been met as of March 31, 2025 as Fund III has not yet started raising capital and as such, there is no impact to the consolidated financial statements. If commitment conditions to funds subsequent to Funds II and III are not satisfied, then within 60 days of the final closing of such subsequent fund giving rise to the condition not being satisfied, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

Note 5. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of March 31, 2025, the full

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

$5.0 million has been drawn and the balance outstanding is $5.1 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at SOFR plus 2.10% and are payable annually on October 13th in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of March 31, 2025, the balance outstanding is $1.1 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners commitments to certain funds managed by Bonaccord. The notes provides an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of March 31, 2025, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of March 31, 2025 and December 31, 2024, the total notes receivable balance associated with these notes was $7.4 million and $7.5 million, respectively. The Company recognized interest income of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company as listed in Note 1. The assets of the consolidated VIEs totaled $598.9 million and $587.9 million as of March 31, 2025 and December 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $488.5 million and $463.3 million as of March 31, 2025 and December 31, 2024, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of March 31, 2025, investment in unconsolidated subsidiaries totaled $2.7 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.8 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses. As of December 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 8. Property and Equipment

Property and equipment consist of the following:

	As of March 31,	As of December 31,
	2025	2024
Computers and purchased software	$2,045	$1,945
Furniture and fixtures	2,499	2,229
Leasehold improvements	7,047	6,217
	11,591	10,391
Less: accumulated depreciation	(3,927)	(3,631)
Total property and equipment, net	$7,664	$6,760

Note 9. Goodwill and Intangibles

Changes in goodwill for the three months ended March 31, 2025 are as follows:

Balance at December 31, 2024	$506,038
Increase from acquisitions	-
Balance at March 31, 2025	$506,038

Intangibles consists of the following:

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:
Trade names	28,240	(8,958)	19,282
Management and advisory contracts	194,666	(139,164)	55,502
Technology	186	(104)	82
Total finite-lived intangible assets	223,092	(148,226)	74,866
Total intangible assets	$240,497	$(148,226)	$92,271

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names	$17,375	$—	$17,375
Technology	30	—	30
Total indefinite-lived intangible assets	17,405	—	17,405
Finite-lived intangible assets:

Trade names	28,240	(8,322)	19,918
Management and advisory contracts	194,666	(134,494)	60,172
Technology	2,386	(2,292)	94
Total finite-lived intangible assets	225,292	(145,108)	80,184
Total intangible assets	$242,697	$(145,108)	$97,589

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Management and advisory contracts and finite lived trade names are amortized over 7 - 16 years and are being amortized in line with the economic benefits that are expected to occur. Technology is generally amortized on a straight-line basis over 4 years. The amortization expense for each of the next five years and thereafter are as follows:

2025	$15,953
2026	16,642
2027	13,309
2028	9,986
2029	7,743
Thereafter	11,233

Total amortization	$74,866

Note 10. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$71,780	$46,404	$68,010	$42,529	3	Note 12
Liabilities
Debt Obligations	$357,151	$357,151	$319,783	$319,783	2	Note 11

As of March 31, 2025 and December 31, 2025, debt obligations' carrying value approximates fair value.

Earnouts associated with the acquisitions of Bonaccord

Included in total consideration of the acquisition of Bonaccord was an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers was required to be paid by October 2027, at which point the earnout expires. Payments were made after each fund close. As of March 31, 2025, the full $20.0 million earnout payment had been earned and paid, of which $2.2 million was paid in the three months ended March 31, 2025. Total remeasurement expense recognized for both the three months ended March 31, 2025 and March 31, 2024 was $0. As of December 31, 2024, with all contingent consideration for the acquisition of Bonaccord considered fully earned, the liability transferred out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. As of March 31, 2025, there were no remaining liabilities.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Three Months Ended March 31,
	2025	2024
Balance, beginning of year:	$-	$6,693
Change in fair value	-	30
Settlements	-	214
Transfers out of level 3 measurement	-	-
Balance, end of period:	$-	$6,509

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

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

Note 11. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	March 31,	December 31,
	2025	2024

Revolver facility	$37,000	$-
Debt issuance costs	(3,080)	(3,308)
Revolver facility, net	$33,920	$(3,308)

Term Loan	$325,000	$325,000
Debt issuance costs	(1,769)	(1,909)
Term loan, net	$323,231	$323,091
Total debt obligations, net	$357,151	$319,783

The principal balance consists of the following tranches:

	As of March 31, 2025
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$325,000	2.60%	4.29%	5/5/2025
Revolver - Tranche 1	37,000	2.60%	4.32%	4/28/2025
Total	$362,000

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised split into $87.5 million worth of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility), and a new senior term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "New Credit Facilities"). The New Credit Facilities were used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The New Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolving Facility and one, three, or six months for the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% on the term loan quarterly effective December 31, 2025. The New Revolving Credit Facility has no contractual principal repayments until maturity, which is

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

August 1, 2028 for both facilities. The New Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, P10 Intermediate and the Company's guarantor subsidiaries, subject to customary exceptions.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of March 31, 2025, P10 was in compliance with its financial and other covenants required under the facility. For the three months ended March 31, 2025 and March 31, 2024, $6.0 million and $5.4 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of March 31, 2025 are as follows:

2025	$4,063
2026	16,250
2027	16,250
2028	325,437
$362,000

Note 12. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space serving as our corporate headquarters. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.1 million in rent to 210 Capital, LLC for the three months ended March 31, 2025 and March 31, 2024, respectively. As of both December 31, 2024 and March 31, 2025, this is no longer a related party transaction.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of March 31, 2025, the total accounts receivable from the Funds totaled $33.1 million, of which $18.1 million related to fees earned but not yet received and $15.0 million related to reimbursable expenses. As of December 31, 2024, the total accounts receivable from the Funds totaled $42.5 million, of which $30.4 million related to fees earned but not yet received and $12.1 million related to reimbursable expenses. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of March 31, 2025, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $39 thousand for the three months ended March 31, 2025. No significant financing components were identified for the three months ended March 31, 2024. As of March 31, 2025, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $82.8 million of the total $119.6 million advisory fees have been recognized as revenue. There was $36.8 million in remaining performance obligations related to these agreements, which will be recognized between April 1, 2025 and March 31, 2032. For the three months ended March 31, 2025 and March 31, 2024, advisory fees earned or recognized under this agreement were $3.4 million and $4.2 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

, the associated receivable was $69.2 million and $65.8 million and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest were $0.3 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the associated interest receivable was $2.6 million and $2.2 million and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services at the direction of ECG. The Company recognized $2.5 million and $3.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, related to this agreement within compensation and benefits in our Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the associated accrual was $0.4 million and $3.4 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

On September 10, 2021, Enhanced entered into a strategic partnership with Crossroads Impact Corp. ("Crossroads"), the parent company of Capital Plus Financial ("CPF"), a leading certified development financial institution. Under the terms of the agreement, Enhanced was to originate and manage loans across its diverse lines of business including small business loans to women and minority owned businesses, and loans to renewable energy and community development projects. The loans were to be held by CPF and CPF will pay an advisory fee to Enhanced.

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $0 and $2.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two former members of the Board of Directors of the Company were directors of Crossroads and had recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $5 thousand have been recognized for the three months ended March 31, 2025 and March 31, 2024, which is included in management and advisory fees on the Consolidated Statements of Operations.

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

The Company has Advance Agreements and Secured Promissory Notes with BCP, an entity that was formed by employees of the Company, and certain Bonaccord employees. For details, see Note 5.

Note 13. Commitments and Contingencies

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.3 million for the three months ended March 31, 2025 and $1.0 million for the three months ended March 31, 2024.

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

The following table presents information regarding the Company’s operating leases as of March 31, 2025:

Operating lease right-of-use assets	$21,139
Operating lease liabilities	$25,458
Net cash paid during the three months ended March 31, 2025 for operating lease liabilities	$(273)
Weighted-average remaining lease term (in years)	6.93
Weighted-average discount rate	4.99%

The future contractual lease payments as of March 31, 2025 are as follows:

2025	$1,574
2026	4,474
2027	4,597
2028	4,338
2029	5,012
Thereafter	12,135
Total undiscounted lease payments	32,130
Less imputed interest	(6,672)
Total operating lease liabilities	$25,458

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of March 31, 2025, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. For the three months ended March 31, 2025 and March 31, 2024, $3.0 million and $3.0 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the balance was $41.5 million and $38.5 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.5 million and $0.5 million of expense, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the balance was $4.9 million and $4.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the revenue share agreements. As of March 31, 2025, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of March 31, 2025 and December 31, 2024, the associated liabilities were $13.8 million and $13.8 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $9.9 million and $10.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company recognized $0.1 million and $0.4 million of amortization of contingent payments to customers for the three months ended March 31, 2025 and March 31, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and Clifford GP does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. As of March 31, 2025 and December 31, 2024, the associated liabilities were $10.4 million and $10.1 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. There was $0.3 million and no expense recognized for the three months ended March 31, 2025 and March 31, 2024, respectively, which was included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

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

Based on these methodologies, the Company’s effective income tax rate was 5.34% and 25.11% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2025, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the period.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of March 31, 2025, there are 7,890,978 shares available for grant under the Plan.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Granted	2,271,044	12.61
Exercised	(247,664)	3.87
Expired/Forfeited	(249,298)	10.47
Outstanding as of March 31, 2025	14,739,979	$9.25	7.45	$39,551,620
Exercisable as of March 31, 2025	2,532,438	$5.43	4.94	$16,025,907

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options exercise, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $2.3 million and $2.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The total associated income tax benefit was $2.4 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2025 was $31.4 million and is expected to be recognized over a weighted average period of 2.96 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the three months ended March 31,
	2025	2024
Expected life (in years)	6.75	6.75
Expected volatility	37.50%	37.50%
Risk-free interest rate	4.45%	4.23%
Expected dividend yield	1.11%	1.63%

The Company has granted restricted stock awards ("RSAs") to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant, and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was no associated income tax benefit for the three months ended March 31, 2025 and 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of March 31, 2025 was $0.2 million and is expected to be recognized over a weighted average period of 0.21 years. Any future forfeitures will impact this amount.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2024	93,473	$8.02
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2025	93,473	$8.02

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on one of the following methods: (1) the closing market price on the day of the grant, (2) the closing market price on the day prior to grant, or (3) a 30-day volume weighted average price ("VWAP") is recognized as expense ratably over the requisite service period of the awards. Most of the shares currently vest one year from the grant date excluding certain executive RSUs, the Bonaccord, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord, Executive Transition, and Executive Market Units, which are discussed in more detail below, was $3.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $9.1 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of March 31, 2025 was $15.3 million and is expected to be recognized over a weighted average period of 1.03 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. The Company evaluates whether it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. As of March 31, 2025, certain performance metrics have been met and specific employees have earned and been paid $17.5 million in value, of which $6.6 million was settled in shares and $10.9 million was settled in cash. An expense of $0 and $0.4 million has been recorded for the three months ended March 31, 2025 and March 31, 2024, respectively, on the Consolidated Statements of Operations. The income tax benefit associated with the Bonaccord Units was $4.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

On October 23, 2023, the Company transitioned from their former co-CEOs to our current CEO ("Executive Transition"), the Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The award has a stated value of $4.0 million and will be issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of December 31, 2024, all Executive Transition Units have vested and been issued. No stock compensation expense for these units was incurred for the three months ended March 31, 2025. For the three months ended March 31, 2024, $0.6 million of stock compensation was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the Executive Transition Units for the three months ended March 31, 2025 and 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of March 31, 2025, none of the Executive Market Units have vested. For the three months ended March 31, 2025 and March 31, 2024, respectively, $0.7 million and $0.7 million of stock compensation was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the three months ended March 31, 2025 and 2024. The unrecognized expense associated with the Executive Market Units was $6.9 million as of March 31, 2025.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2024	1,422,269	$8.68
Granted	907,419	12.61
Vested	(720,237)	7.99
Forfeited	—	—
Outstanding as of March 31, 2025	1,609,451	$11.20

Note 16. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three months ended March 31, 2025 and March 31, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended March 31,

	2025	2024
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$4,522	$5,021
Adjustment for:
Net income attributable to noncontrolling interests in P10 Intermediate	174	222
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$4,696	$5,243
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	110,907	115,129
Weighted shares assumed upon exercise of partnership units	3,917	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	4,528	3,795
Denominator for earnings per share assuming dilution	119,352	122,841
Earnings per Class A share—basic	$0.04	$0.04
Earnings per Class A share—diluted	$0.04	$0.04
Earnings per Class B share—basic	$0.04	$0.04
Earnings per Class B share—diluted	$0.04	$0.04

The computations of diluted earnings per share on a weighted average basis would exclude 4.7 million options for the three months ended March 31, 2025, and 12.0 million options for the three months ended March 31, 2024, respectively, because the options were anti-dilutive.

Note 17. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three months ended March 31, 2025 and 2024. Refer to Note 3 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three months ended March 31, 2025 and 2024, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three months ended March 31, 2025 and 2024.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of March 31, 2025 and December 31, 2024, most of the Company's long-lived assets were in the United States. No individual foreign country constituted more than 10% of the Company's long-lived assets as of March 31, 2025 and December 31, 2024.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Total Revenues	$67,667	$66,115
Less: cash compensation and benefits, net of one-time expenses	(25,633)	(25,999)
Less: stock based compensation	(6,565)	(6,715)
Less: management profit share(2)	(1,162)	(760)
Less: professional fees, net of one-time expenses	(3,450)	(3,164)
Less: general, administrative and other, net of one-time expenses	(5,745)	(4,850)
Less: placement agent expenses	(724)	(991)
Less: other segment items (1)	(19,692)	(18,393)
Net income	$4,696	$5,243

(1) Other segment items included in net income includes (i) contingent consideration expense, amortization of intangibles, strategic alliance expense, income tax expense, interest expense, net, as well as other income, and (ii) one-time expenses excluded from the significant segment expenses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Compensation and benefits	$37,080	$37,109
Adjustments:
Stock based compensation	(6,565)	(6,715)
Management profit share(2)	(1,162)	(760)
One-time expenses (1)	(3,720)	(3,635)
Cash compensation and benefits, net of one-time expenses	$25,633	$25,999

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

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Professional fees	$6,515	$3,768
Adjustments:
One-time expenses (1)	(3,065)	(604)
Professional fees, net of one-time expenses	$3,450	$3,164

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including placement/search fees; (ii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory related to the acquisition; (iii) the cost of financing our business; and (iv) one-time advisory services related to technical accounting matters.

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
General, administrative and other	$6,825	$6,057
Adjustments:
Placement agent expenses	(724)	(991)
One-time expenses (1)	(356)	(216)
General, administrative and other, net of one-time expenses	$5,745	$4,850

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.4 million an $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Note 18. Subsequent Events

On May 8, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.0375 per share of Class A and Class B common stock, payable on June 20, 2025, to the holders of record as of the close of business on May 30, 2025.

On April 4, 2025 (the "Closing Date"), the Company completed the previously announced acquisition of all of the issued and outstanding equity interests of Qualitas Equity Funds SGEIC, S.A. ("Qualitas") in accordance with the terms and conditions of the previously announced equity purchase agreement between the Company, Qualitas, Qualitas Funds Holdco, S.L. ("Seller"), Sergio Garcia Huertas and Eric Todd Halverson. The purchase price for Qualitas consisted of $42.3 million in cash, 2,068,794 shares of Class A Common Stock, of which 1,669,990 shares were delivered on the Closing Date and up to an additional 398,804 shares potentially delivered upon the lapse of the holdback period, and up to an additional €31.7 million in consideration based on a run-rate net revenue as of December 31, 2027 from new funds for Qualitas raised after the acquisition. Any Earn-Out Payment will be paid in a mix of cash and Class A Common Stock at the Seller's election, with no more than 65% payable in cash.

Effective April 1, 2025, Bonaccord and RCP 2 entered into an Unit Purchase Agreement with the third-party investor with whom Bonaccord had entered into a SAA in connection with the Bonaccord acquisition. Through the Unit Purchase Agreement, the third party investor exercised its option to acquire 5% of the equity interests in Bonaccord related to the final closing of Fund II described in Note 4 at a net cash purchase price of $1.2 million. Additionally, the third-party investor exchanged its existing right to receive 15% of the net management fee earnings as described in Note 4 into 15% of the equity interests in Bonaccord.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after March 31, 2025, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of P10. As used in this section, “P10,” the “Company”, “we” or “our” includes P10 and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2024, particularly in "Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to fiscal 2025 and 2024 are to our fiscal years ended December 31, 2025 and 2024, respectively.

Business Overview

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across highly attractive asset classes and geographies that generate superior risk-adjusted returns. Our success and growth have been driven by our position in the private markets’ ecosystem, providing investors with specialized private market solutions across a comprehensive set of investment strategies, including primary investment funds, secondary investment funds, direct investment and co-investments and advisory solutions. As investors entrust us with additional capital, our relationships with our fund managers are strengthened, which drives additional investment opportunities, sources more data, enables portfolio optimization and enhances returns, and in turn attracts new investors.

As of March 31, 2025, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 45 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 2,390+ investors, 295+ fund managers, 560+ private market funds and 5,200+ portfolio companies. We have 58 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,000 investment firms, 11,200 funds, 49,700 individual transactions, 33,000 private companies and 462,000 financial metrics. As of March 31, 2025, PES has raised a total of $21.7 billion assets under management ("AUM"), of which $15.0 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value (“NAV”) of our clients’ and funds’ underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 17+ years, including over 1,980+ investors, 110+ fund managers, 110+ direct investments, 420+ private market funds and 15,000+ portfolio companies. We have 21 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of March 31, 2025, VCS has raised a total of $9.8 billion AUM, of which $6.5 billion are FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 51 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 440+ investors across 48 active investment vehicles and 1,800+ portfolio companies with $9.9+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 630 credit opportunities annually. We currently maintain 80+ active sponsor relationships and have 125+ platform investments. Within PCS, the Company has investments that target renewable energy development and historic building renovation projects, as well as provide capital to small businesses that are woman or minority owned or operated in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of March 31, 2025, PCS has raised a total of $6.8 billion AUM, of which $4.8 billion are FPAUM. Of the total AUM, impact assets represent $4.3 billion supporting investments in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,900 GWh of renewable energy from inception to December 31, 2024.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $14.6 billion of our FPAUM as of March 31, 2025.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $10.1 billion of our FPAUM as of March 31, 2025.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $1.6 billion of our FPAUM as of March 31, 2025.

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

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search for lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes and (b) legislation that allows retirement plans to add private equity vehicles as an investment option and impact investing by the institutional and high net worth investor community, and demand from high-net-worth individuals, also known as retail investors.
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
•
Increasing regulatory requirements and political uncertainty. The complex regulatory and tax environment carries the potential to restrict our operations and our business activities, as well as subject us to increased compliance and administrative burdens. In addition, there is additional uncertainty around potential legal, regulatory, and tax changes, which may impact our profitability or impact our ability to operate and grow our business.
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
•
All-weather strategies can thrive in a myriad of environments. Some strategies are counter-cyclical in nature and can take advantage of a higher rate environment. Specifically, private credit products, including our NAV lending strategy, with floating rate terms, benefit from the current environment, with floating rates and longer duration. The higher rate environment also benefits our venture debt strategy as rates float throughout the investment period.

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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options are exercisable starting in July 2025. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the estimated length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations, which was terminated by the parties on December 23, 2024.

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

Other (Expense)/ Income

Interest expense, net, includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income includes any (loss)/income from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, remeasurement of the contingent loss related to the Clifford guarantee, and accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 13 of our Consolidated Financial Statements.

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

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed or deployed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three months ended March 31, 2025 and March 31, 2024.

	For the three months ended March 31,
	2025	2024	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$66,735	$65,122	$1,613	2%
Other revenue	932	993	(61)	(6)%
Total revenues	67,667	66,115	1,552	2%
OPERATING EXPENSES
Compensation and benefits	37,080	37,109	(29)	(0)%
Professional fees	6,515	3,768	2,747	73%
General, administrative and other	6,825	6,057	768	13%
Contingent consideration expense	—	30	(30)	(100)%
Amortization of intangibles	5,318	6,437	(1,119)	(17)%
Strategic alliance expense	703	615	88	14%
Total operating expenses	56,441	54,016	2,425	4%
INCOME FROM OPERATIONS	11,226	12,099	(873)	(7)%
OTHER (EXPENSE)/LOSS
Interest expense, net	(6,417)	(5,776)	(641)	11%
Other income	152	678	(526)	(78)%
Total other (expense)	(6,265)	(5,098)	(1,167)	23%
Net income before income taxes	4,961	7,001	(2,040)	(29)%
Income tax expense	(265)	(1,758)	1,493	(85)%
NET INCOME	$4,696	$5,243	$(547)	(10)%

Revenues

Three Months Ended March 31, 2025 and March 31, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended March 31, 2025 and March 31, 2024. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, revenues increased by $1.6 million or 2% due to higher management and advisory fees across the Company.

Management and advisory fees increased by $1.6 million, or 2%, to $66.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to continued fundraising and deployed capital and 10% growth in average FPAUM across the Company. Catch up fees for the three months ended March 31, 2025 were $2.8 million. Catch up fees are associated with the fund closings at RCP, TrueBridge, and WTI.

Other revenues, which represent ancillary elements of our business, decreased by $0.1 million or 6% to $0.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 driven primarily by a decrease of $0.2 million in interest income earned from certain funds offset slightly by an increase of $0.1 million of income associated with one-time ancillary services performed for certain funds in other revenue.

	For the three months ended March 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$37,080	$37,109	$(29)	(0)%
Professional fees	6,515	3,768	2,747	73%
General, administrative, and other	6,825	6,057	768	13%
Contingent consideration expense	—	30	(30)	(100)%
Amortization of intangibles	5,318	6,437	(1,119)	(17)%
Strategic alliance expense	703	615	88	14%
Total operating expenses	$56,441	$54,016	$2,425	4%

Operating Expenses

For the Three Months Ended March 31, 2025 and March 31, 2024

Total operating expenses increased by $2.4 million, or 4%, to $56.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to increases in professional fees and general, administrative and other expenses offset slightly by decreases in amortization expense of intangibles.

Compensation and benefits expense remained flat at $37.1 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Professional fees increased by $2.7 million, or 73%, to $6.5 million primarily driven by an increase in legal and professional services associated with the Qualitas acquisition.

General, administrative and other increased by $0.8 million, or 13%, to $6.8 million, due primarily to increases in marketing efforts, insurance and compliance expenses, rent and office repairs and maintenance as well as ongoing enhancements to infrastructure, technology, and security.

Amortization of intangibles decreased by $1.1 million, or 17%, to $5.3 million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This is due to decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndicate contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Other Expense

For the Three Months Ended March 31, 2025 and March 31, 2024

Other expense increased by $1.2 million, or 23%, to $6.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was driven by an increase in interest expense of $0.6 million on the debt facility due to a larger outstanding balance on the term loan for the first three months ended March 31, 2025. Additionally, other income decreased by $0.5 million primarily due to a $0.3 million decrease in income from unconsolidated subsidiaries as well as a $0.2 million loss related to the guarantee for the Clifford incremental fee.

Income Tax Expense

For the Three Months Ended March 31, 2025 and March 31, 2024

Income tax expense was $0.3 million for the three months ended March 31, 2025, a decrease of $1.5 million from $1.8 million for the three months ended March 31, 2024. This reduction was mainly due to lower pre-tax income and the recognition of a higher discrete windfall tax benefit related to RSU vesting and options exercised in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended March 31,
	2025	2024
	(in millions)	(in millions)
Balance, Beginning of Period	$25,677	$23,259
Add:
Acquisitions	—	—
Capital raised (1)	1,185	469
Capital deployed (2)	248	199
Net Asset Value Change (3)	—	—
Less:
Scheduled fee base stepdowns	(375)	(57)
Expiration of fee period	(415)	(24)
Balance, End of period	$26,320	$23,846

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of March 31, 2025

FPAUM increased by $0.6 billion, or 3%, to $26.3 billion for the three months ended March 31, 2025, due primarily to an increase in capital raised and capital deployed from our private equity and venture capital solutions, which was offset by a decline of fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

We use Fee-Related Revenue ("FRR"), Fee-Related Earnings ("FRE"), and Adjusted Net Income, or ANI, to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. FRR is calculated as Total Revenues less any non-fee related revenue. ANI reflects our actual cash flows generated by our core operations. ANI is calculated as FRE, plus non-fee related income less actual cash paid for interest and federal and state income taxes.

In order to compute FRE, we adjust our GAAP net income for the following items:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
The cost of financing our business;
•
One-time expenses related to restructuring of the management team including placement/search fees;

•
Expenses related to one-time technical accounting matters
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition; and
•
The effects of income taxes.
•
Non-fee related income

The cash income taxes paid during the three months ended March 31, 2025 and March 31, 2024 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net Income	$4,696	$5,243
Adjustments:
Depreciation & amortization	5,804	7,083
Interest expense, net	6,417	5,776
Income tax expense	265	1,758
Non-recurring expenses	3,460	691
Non-cash stock based compensation	5,855	5,945
Non-cash stock based compensation - acquisitions	710	771
Earn out related compensation	3,519	3,558
Non-fee related income	(39)	(84)
Fee-Related Earnings	$30,687	$30,741
Plus:
Non-fee related income	39	84
Less:
Cash interest expense	(6,696)	(5,406)
Cash income taxes, net of taxes related to acquisitions	(570)	(19)
Adjusted Net Income	$23,460	$25,400

Total Revenues	$67,667	$66,115
Adjustments:
Non-Fee Related Revenue	(39)	(1,108)
Fee-Related Revenue	$67,628	$65,007

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	March 31,	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$75,411	$68,115	$7,296	11%
Goodwill and other intangibles	598,309	603,627	(5,318)	(1)%
Total assets	877,351	869,275	8,076	1%
Accrued compensation and benefits	54,141	69,544	(15,403)	(22)%
Debt obligations	357,151	319,783	37,368	12%
Equity	374,255	386,890	(12,635)	(3)%

There was an increase in cash and cash equivalents of $7.3 million from December 31, 2024 to $75.4 million as of March 31, 2025 primarily due to drawing on the revolver offset by Class A common stock repurchases and liabilities payment. There was a decrease in goodwill and intangible assets of $5.3 million due to amortization of intangibles during the three months ended March 31, 2025. Remaining total assets increased in the same period by $6.1 million. The increase is driven by an increase in accounts receivable from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC. Additionally, there was an increase in right of use assets related to a new office lease as well as an increase in prepaid expenses and other assets associated with the purchase of allocable state tax credits. Debt obligations increased by $37.4 million which is driven by revolver activity due to the Qualitas acquisition that closed in early April 2025.

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

As of March 31, 2025, the Term Loan with a balance of $325.0 million is incurring interest at a weighted average SOFR rate of 6.89%. As of March 31, 2025, the New Revolving Facility is split into one tranche. The total principal outstanding is $37.0 million and the weighted average SOFR rate amongst the tranches is 6.92%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 11 of our Consolidated Financial Statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of March 31, 2025, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $6.0 million in interest expense for the three months ended March 31, 2025.

Cash Flows

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table reflects our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,

	2025	2024	$ Change
	(in thousands)
Net cash (used in) provided by operating activities	$(4,729)	$10,959	$(15,688)
Net cash used in investing activities	(1,268)	(260)	(1,008)
Net cash provided by (used in) financing activities	13,293	(12,725)	26,018
Increase in cash, cash equivalents and restricted cash	$7,296	$(2,026)	$9,322

Operating Activities

Three Months Ended March 31, 2025 and March 31, 2024

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities decreased by $15.7 million to $4.7 million used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, our net cash (used in) provided by operating activities was driven primarily by receipts of management fees and advisory fees, offset by a purchase of allocable state tax credits and payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing activities

Three Months Ended March 31, 2025 and March 31, 2024

The cash used in investing activities increased by $1.0 million, or 388%, to ($1.3) million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase in cash used in investing activities was due to purchases of additional property and equipment in the first quarter of 2025.

Financing Activities

Three Months Ended March 31, 2025 and March 31, 2024

Cash from financing activities for the three months ended March 31, 2025 was $13.3 million, as compared to cash used in financing activities of $12.7 million for the three months ended March 31, 2024. The change is driven by less repurchases of common stock paired with an increase in net cash activity from the debt facility to prepare for the Qualitas acquisition.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of March 31, 2025, the Board has approved $132.0 million since inception of the program, of which $40 million was approved during the three months ended March 31, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2025, $103.5 million has been spent to buy back shares since the inception of the program and there was $28.5 million remaining for authorized repurchases under this program.

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

Current Expected Credit Losses for Due from Related Parties

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisition of ECG and any supplemental agreements entered into after acquisition ("Advisory Agreements"), where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has the right to invoice.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after either a service period or both a service period and performance condition is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested RSUs are remeasured quarterly against performance metrics as a liability on the Consolidated Balance Sheets. Refer to Note 15 to the Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimate for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of March 31, 2025, the Company has determined that only the first two EBITDA hurdles are probable of being achieved. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

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

Interest Rate Risk

As of March 31, 2025, we had $325.0 million in outstanding principal in Term Loans under our Term Loan and $37.0 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.60%. The Company remains exposed to interest rate risk if three is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $3.3 million increase in interest expense related to the loan over the next 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	—	$-	-	$3,496,192
February 1 - 28, 2025	687,301	$12.85	687,301	$34,661,063
March 1 - 31, 2025	527,805	$11.60	527,805	$28,524,163
Total	1,215,106	$12.31	1,215,106
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of March 31, 2025, the Board has approved $132.0 million, of which $40 million was approved during the three months ended March 31, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2025, $103.5 million has been spent to buy back shares and there was $28.5 million remaining for authorized repurchases under this program.

Item 5. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment Agreement, made and entered into effective as of April 3, 2025, by and between P10 Intermediate Holdings, LLC and Amanda Coussens (incorporated by reference to the Company's Current Report on Form 8-K filed on April 7, 2025).

10.2

Employment Agreement, made and entered into effective as of April 3, 2025, by and between P10 Intermediate Holdings, LLC and Mark Hood (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 7, 2025).

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

P10, Inc.

Date: May 8, 2025	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director

Date: May 8, 2025	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)