Form 10-Q
period 2025-06-30
P10, Inc.
filed 2025-08-08
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2699 Howell Street, Suite 1000 Dallas, TX	75204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	PX	NYSE

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

As of August 4, 2025, there were 77,843,007 shares of the registrant's Class A common stock and 32,033,260 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$33,440	$67,455
Restricted cash	774	660
Accounts receivable	21,856	32,313
Notes receivable	7,234	7,534
Due from related parties	94,393	81,909
Investment in unconsolidated subsidiaries	3,358	2,781
Prepaid expenses and other assets	16,455	5,108
Property and equipment, net	9,228	6,760
Right-of-use assets	25,388	17,555
Contingent payments to customers	9,722	10,028
Deferred tax assets, net	32,668	33,545
Intangibles, net	119,499	97,589
Goodwill	558,150	506,038
Total assets	$932,165	$869,275
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$25,719	$30,208
Accrued compensation and benefits	53,289	69,544
Due to related parties	1,174	3,374
Other liabilities	294	184
Contingent consideration	13,126	2,214
Accrued contingent liabilities	24,118	23,878
Deferred revenues	13,953	12,609
Lease liabilities	30,388	20,591
Deferred tax liabilities, net	8,142	-
Debt obligations	373,021	319,783
Total liabilities	543,224	482,385
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 89,916,171 issued and 77,840,781 outstanding as of June 30, 2025, and 75,974,076 issued and 67,614,875 outstanding as of December 31, 2024, respectively	78	68
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 32,158,937 shares issued and 32,035,486 shares outstanding as of June 30, 2025, and 43,584,893 shares issued and 43,461,442 shares outstanding as of December 31, 2024, respectively	32	43
Treasury stock	(117,875)	(76,648)
Additional paid-in-capital	657,800	637,848
Accumulated deficit	(206,407)	(214,312)
Accumulated other comprehensive income	4,036	-
Noncontrolling interests	51,277	39,891
Total equity	388,941	386,890
TOTAL LIABILITIES AND EQUITY	$932,165	$869,275

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
REVENUES
Management and advisory fees	$71,516	$68,475	$138,251	$133,597
Other revenue	1,188	2,601	2,120	3,594
Total revenues	72,704	71,076	140,371	137,191
OPERATING EXPENSES
Compensation and benefits	32,145	36,253	69,225	73,362
Professional fees	6,743	3,535	13,258	7,303
General, administrative and other	8,824	7,017	15,649	13,074
Contingent consideration expense	1,109	91	1,109	121
Amortization of intangibles	6,150	6,438	11,468	12,875
Strategic alliance expense	—	903	703	1,518
Total operating expenses	54,971	54,237	111,412	108,253
INCOME FROM OPERATIONS	17,733	16,839	28,959	28,938
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,799)	(6,115)	(13,216)	(11,891)
Other (loss)/income	(5,354)	384	(5,202)	1,062
Total other (expense)	(12,153)	(5,731)	(18,418)	(10,829)
Net income before income taxes	5,580	11,108	10,541	18,109
Income tax expense	(1,380)	(3,718)	(1,645)	(5,476)
NET INCOME	$4,200	$7,390	$8,896	$12,633

Less: net income attributable to noncontrolling interests	(817)	(397)	(991)	(619)
NET INCOME ATTRIBUTABLE TO P10	$3,383	$6,993	$7,905	$12,014

Earnings per share
Basic earnings per share	$0.03	$0.06	$0.07	$0.11
Diluted earnings per share	$0.03	$0.06	$0.07	$0.10
Weighted average shares outstanding, basic	110,994	112,359	110,951	113,744
Weighted average shares outstanding, diluted	118,722	120,098	118,935	121,469

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Net income	$4,200	$7,390	$8,896	$12,633
Other comprehensive income, net of tax
Foreign currency translation	4,180	—	4,180	—
Total other comprehensive income, net of tax	$4,180	$—	$4,180	$—
Comprehensive income	$8,380	$7,390	$13,076	$12,633
Less:
Comprehensive income attributable to noncontrolling interests	(144)	-	(144)	-
Total comprehensive income attributable to P10	$8,236	$7,390	$12,932	$12,633

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interest	Equity

Balance At December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$—	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	—	(300)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$—	$(227,991)	$39,642	$400,086
Net income	—	—	—	—	—	—	—	—	6,993	397	7,390
Stock-based compensation	—	—	—	—	—	—	6,654	—	—	—	6,654
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	132	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	231	—	(231)	—	—	—	—	—	—	—	—
Exercise of stock options	26	—	—	—	—	—	—		—	—	—
Repurchase of common stock for employee tax withholding and strike price	(60)	—	—	—	—	—	(470)	—	—	—	(470)
Stock repurchase	(1,534)	(2)	—	—	1,534	(12,463)	—	—	—	—	(12,465)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(61)	—	—	—	(61)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(171)	(171)
Dividends declared	—	—	—	—	—	—	(162)	—	—	—	(162)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,934)	—	—	—	(3,934)
Balance at June 30, 2024	53,471	$53	58,208	$58	7,058	$(60,085)	$637,971	$-	$(220,998)	$39,868	$396,867

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interest	Equity
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$—	$(214,312)	$39,891	$386,890
Net income	—	—	—	—	—	—	—	—	4,522	174	4,696
Stock-based compensation	—	—	—	—	—	—	6,565	—	—	—	6,565
Issuance of restricted stock units	720	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	8,839	8	(8,839)	(8)	—	—	—	—	—	—	—
Exercise of stock options	248	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(391)	—	—	—	—	—	(4,693)	—	—	—	(4,693)
Stock repurchase	(1,215)	(1)	—	—	1,215	(14,970)	—	—	—	—	(14,971)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(224)	—	—	—	(224)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(138)	(138)
Dividends declared	—	—	—	—	—	—	(3)	—	—	—	(3)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,868)	—	—	—	(3,868)
Balance at March 31, 2025	75,816	$76	34,622	$35	9,698	$(91,618)	$635,625	$—	$(209,790)	$39,927	$374,255
Net income	—	—	—	—	—	—	—	—	3,383	817	4,200
Other comprehensive Income	—	—	—	—	—	—	—	4,036	—	144	4,180
Stock-based compensation	—	—	—	—	—	—	8,976	—	—	—	8,976
Issuance of equity consideration related to acquisition	1,670	2	—	—	—	—	19,281	—	—	—	19,283
Issuance of restricted stock awards	129	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	2,586	3	(2,586)	(3)	—	—	—	—	—	—	—
Exercise of stock options	428	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(287)	—	—	—	—	—	(865)	—	—	—	(865)
Stock repurchase	(2,501)	(3)	—	—	2,501	(26,257)	—	—	—	—	(26,260)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	95	—	—	—	95
Issuance of noncontrolling interests	—	—	—	—	—	—	(1,086)	—	—	10,610	9,524
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(221)	(221)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,226)	—	—	—	(4,226)
Balance at June 30, 2025	77,841	$78	32,036	$32	12,199	$(117,875)	$657,800	$4,036	$(206,407)	$51,277	$388,941

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,896	$12,633
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,621	13,391
Depreciation expense	781	428
Amortization of intangibles	11,468	12,875
Amortization of debt issuance costs and debt discount	738	699
Income from unconsolidated subsidiaries	(853)	(436)
Deferred tax expense	670	4,168
Loss on issuance of noncontrolling interests	6,524	—
Remeasurement of contra-revenue put option	240	—
Amortization of contingent payment to customers	306	820
Remeasurement of contingent consideration	1,109	121
Change in operating assets and liabilities:
Accounts receivable	11,849	(2,825)
Due from related parties	(12,435)	(11,000)
Prepaid expenses and other assets	(10,849)	10,086
Right-of-use assets	2,183	1,984
Accounts payable and accrued expenses	(6,666)	2,451
Accrued compensation and benefits	(18,500)	5,730
Due to related parties	(2,200)	(1,084)
Other liabilities	110	(633)
Contingent consideration	(2,214)	—
Deferred revenues	98	(1,268)
Lease liabilities	(219)	(2,354)
Net cash provided by operating activities	8,657	45,786

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(40,237)	—
Funding of notes receivable	(58)	(323)
Proceeds from notes receivable	358	45
Investments in unconsolidated subsidiaries	(636)	(3)
Distributions from investments in unconsolidated subsidiaries	895	501
Software capitalization	(164)	(160)
Purchases of property and equipment	(3,093)	(1,195)
Net cash used in investing activities	(42,935)	(1,135)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	59,500	64,000
Repayments on debt obligations	(7,000)	(53,912)
Repurchase of Class A common stock	(41,231)	(42,503)
Repurchase of Class A common stock for employee tax withholding	(5,559)	(2,677)
Payment of contingent consideration	—	(1,244)
Dividends paid	(8,094)	(7,708)
Issuance of noncontrolling interests	3,001	—
Distributions to non-controlling interests	(311)	(462)
Net cash provided by (used in) financing activities	306	(44,506)
Effect of foreign currency exchange rate changes on cash and cash equivalents	71	—
Net change in cash, cash equivalents and restricted cash	(33,901)	145
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,115	32,057
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$34,214	$32,202

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,

	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,937	$11,042
Net cash paid for income taxes	$2,314	$1,049

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$10,019	$3,968
Additions to lease liabilities	10,019	3,968
Loss on issuance of noncontrolling interests	6,524	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$33,440	$31,244
Restricted cash	774	958
Total cash, cash equivalents and restricted cash	$34,214	$32,202

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

P10, Inc. and its consolidated subsidiaries (the "Company") operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing support our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively the "Funds").

The direct and indirect subsidiaries of the Company include P10 Holdings, P10 Intermediate Holdings, LLC ("P10 Intermediate"), which owns the subsidiaries P10 RCP Holdco, LLC ("Holdco"), Five Points Capital, Inc. ("Five Points"), TrueBridge Capital Partners, LLC ("TrueBridge"), Enhanced Capital Group, LLC ("ECG"), Bonaccord Capital Advisors, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), P10 Advisors, LLC ("P10 Advisors"), Western Technology Investment Advisors LLC ("WTI"), and Qualitas Equity Funds SGEIC, S.A. ("Qualitas").

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

On December 14, 2020, the Company completed the acquisition of 100% of the equity interest in ECG, and a noncontrolling interest in Enhanced Capital Partners, LLC ("ECP", and collectively with ECG, "Enhanced"). Enhanced

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

undertakes and manages equity and debt investments in impact initiatives across North America, targeting underserved areas and other socially responsible end markets including renewable energy, historic building renovations, and affordable housing. ECP is a registered investment advisor with the United States Securities and Exchange Commission.

On September 30, 2021, the Company completed acquisitions of Bonaccord and Hark. Bonaccord is an alternative asset manager focusing on acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate, and real asset strategies. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. Effective April 1, 2025, a third party acquired 20% of the equity at Bonaccord. See Note 5 for further details.

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of June 30, 2025, no units have been exchanged into shares of P10 Class A common stock.

On April 4, 2025, the Company completed the acquisition of Qualitas. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and net asset value ("NAV") financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels.

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of June 30, 2025 and December 31, 2024, the Board has approved $132.0 million and $92.0 million, respectively, for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of June 30, 2025, $129.7 million has been spent to buy back shares under this program and there is $2.3 million remaining for authorized repurchases under this program.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

Principles of Consolidation

The Company performs the variable interest analysis for all entities in which it has a potential variable interest. If the Company has a variable interest in the entity and the entity is a variable interest entity ("VIE"), we will also analyze whether the Company is the primary beneficiary of this entity and if consolidation is required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2025, and December 31, 2024, cash equivalents include money market funds of $18.4 million and $41.3 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of June 30, 2025 and December 31, 2024 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisitions of ECG and any supplemental agreements entered into after acquisition, ("Advisory Agreements") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible; based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of June 30, 2025 and December 31, 2024. If accounts are subsequently determined to be uncollectible they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of June 30, 2025 and December 31, 2024, respectively, there is $8.8 million and $0 within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

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

Revenue Share and Repurchase Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share became exercisable in July 2025. The Company believes it is probable that the third parties will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of June 30, 2025, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of June 30, 2025, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived technology is amortized using the straight-line method over its estimated useful life of 4 years. Finite-lived management and advisory contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized in line with contractual revenue to be received, which range between 7 and 16 years. Certain of our trade names are considered to have finite-lives. Finite-lived trade names are generally amortized over 10 years, and for certain assets over 20 years when the trade name is expected to introduce new investor bases or broader access to a geographic region. This in line with the pattern in which the economic benefits are expected to occur.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Qualitas and the acquisition of Bonaccord, respectively.

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

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties in those entities. Net income attributable to P10, as reported in the Consolidated Statements of Operations, is presented net of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

the portion of net income attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Foreign Currency

The Company and substantially all of its subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated using the exchange rate on the respective transaction dates. The resulting translation adjustments are included as a separate component of equity on the Consolidated Balance Sheets and on the Consolidated Statements of Comprehensive Income until realized. Foreign currency transaction gains and losses are included in general, administrative and other expenses in the Consolidated Statements of Operations.

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

As of June 30, 2025 and December 31, 2024, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The carrying values of financial instruments comprising cash and cash equivalents, restricted cash, prepaid assets, accounts payable, accounts receivable, and due from related parties receivables excluding the receivables from the Advisory Agreements approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of the credit facility using level two inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings. The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using level three inputs and a discounted cash flow model. See Note 13 for further details on the Advisory Agreements. The Company had a contingent consideration liability related to the acquisition of Bonaccord that was measured at fair value using level three inputs and a discounted cash flow model. The contingent consideration was considered fully earned and was paid on January 24, 2025. As of December 31, 2024, the value was carried at the full balance of unpaid contingent consideration and is no longer subject to fair value measurements. As of June 30, 2025, the Company has a contingent consideration liability related to the acquisition of Qualitas that is measured at fair value using level three inputs and a discounted cash flow model. See Note 11 for additional information.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees and advisory services fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that is likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded-vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability or equity, in accordance with GAAP, on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 16 for further discussion.

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

The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain intangible assets and tax assets and liabilities.

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

Recent Accounting Pronouncements

Pronouncements Recently Adopted

Effective January 1, 2024, the Company adopted ASU 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), which is intended to reduce the complexity in determining whether a profits interest award is subject to Topic 718. The adoption of the update did not have an impact on the Company's consolidated financial statements.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Effective January 1, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosure ("ASU 2023-07"), which requires incremental disclosures related to a public entity's reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title, and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. The Company included the additional required disclosures above in the consolidated financial statements. Refer to Note 18.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025 The Company plans to include expanded disclosures beginning with its annual report on Form 10-K for the year ending December 31, 2025.

Pronouncements Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires additional disclosure of the nature of expenses included in the Consolidated Statements of Operations. The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the Consolidated Statements of Operations as well as disclosures about selling expenses. ASU 2024-03 is effective for our fiscal year beginning on January 1, 2027, and interim periods beginning on January 1, 2028. Entities should apply the guidance prospectively although retrospective application is permitted. The Company is evaluating the effects of these amendments on our financial reporting.

Note 3. Acquisitions

Qualitas Acquisition

On April 4, 2025, the Company completed the Qualitas purchase for total consideration of $73.2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and NAV financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels. The provisional fair value consisted of $24.4 million in net assets and $48.8 million in goodwill.

The following is a summary of consideration paid:

Fair Value
Cash	$42,705
Fair value of equity consideration	19,283
Fair value of contingent consideration	11,259
Total purchase consideration	$73,247

The fair value of the contingent consideration was calculated using a Monte Carlo simulation based on future net revenue projections of Qualitas, acquisition specific terms and conditions, and a risk adjusted discount rate. The determined risk adjusted discount rate for the contingent consideration of 12.8% is a significant unobservable input.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair value are pending finalization,which may result in adjustments to goodwill.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,468
Accounts receivable	1,409
Due from related parties	51
Prepaid expenses and other assets	351
Property and equipment, net	170
Right-of-use assets	827
Intangible assets, net	31,306
Total assets acquired	$36,582
LIABILITIES
Accounts payable and accrued expenses	$2,105
Accrued Compensation and benefits	176
Deferred revenues	1,246
Lease liabilities	827
Deferred tax liabilites	7,826
Total liabilities assumed	$12,180

Net identifiable assets acquired	$24,402
Goodwill	48,845
Net assets acquired	$73,247

The provisional fair value of the identifiable intangible assets was calculated using a discounted cash flow model based on a risk adjusted discount rate. The determined risk adjusted discount rate for the identifiable intangible assets ranged from 15.5% to 17%. The determined risk adjusted discount rate is a significant unobservable input. The following table presents the fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$20,102	10
Value of direct investors and intermediary relationships	9,776	13
Value of trade name	879	20
Value of technology	549	4
Total identifiable intangible assets	$31,306

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company's build out of its investment product offering.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Management fees	$69,830	$67,239	$135,067	131,083
Advisory fees	1,686	1,236	3,184	2,514
Subscriptions	227	198	386	367
Other revenue	961	2,403	1,734	3,227
Total revenues	$72,704	$71,076	$140,371	$137,191

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $0.2 million and $11.7 million of revenue for the three and six months ended June 30, 2025, respectively, that was included in the contract liabilities balance as of December 31, 2024.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three and six months ended June 30, 2025, the strategic alliance expense reported was $0 and $0.7 million, respectively. For the three and six months ended June 30, 2024, the strategic alliance expense reported was $0.9 million and $1.5 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

After the final closing of Bonaccord Fund II ("Fund II"), the third-party had the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party could acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met and Fund II reached the final close on December 24, 2024. Effective April 1, 2025, the third-party exercised their option to acquire equity in Bonaccord which entitled them to receive the distributions of net management fee earnings by the the maximum 5% percentage acquired.

Simultaneously with the third-party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third-party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% net management fee earnings, with all other distributions being provided to the Company. The portion of income or loss and the corresponding equity attributable to third-party equity holder is recognized in non-controlling interest on the consolidated financial statements. The Company recognized a $6.5 million loss on the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord for the three and six months ended June 30, 2025, which is included in other income/(loss) on the Consolidated Statements of Operations.

The same third-party also has the option to purchase equity in Bonaccord under similar terms for Bonaccord Fund III, except the third-party can purchase 9.8 basis points for every $5 million committed up to 4.9%. This commitment has not yet been met as of June 30, 2025 as Fund III has not yet started raising capital and as such, there is no impact to the consolidated financial statements. For funds subsequent to Fund III, the third-party has continual commitment conditions. If these commitment conditions are not satisfied, then within 60 days of the final closing of such subsequent fund, the Company may elect to repurchase the equity granted to the third-party. The repurchase shall be at the fair market value of such equity at that point in time.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of June 30, 2025, the balance outstanding is $4.9 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at SOFR plus 2.10% and are payable annually on October 13th in arrears, with any unpaid interest being capitalized and added to the outstanding principal balance. As of June 30, 2025, the balance outstanding is $1.1 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of June 30, 2025, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of June 30, 2025 and December 31, 2024, the total notes receivable balance associated with these notes was $7.2 million and $7.5 million, respectively. The Company recognized interest income of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, and Qualitas. The assets of the consolidated VIEs totaled $645.2 million and $587.9 million as of June 30, 2025 and December 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $532.9 million and $463.3 million as of June 30, 2025 and December 31, 2024, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of June 30, 2025, investment in unconsolidated subsidiaries totaled $3.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to temporary initial capital of certain Qualitas funds that have not yet held their first closings, $1.9 million related to ECG’s asset management businesses, and $0.2 related to ECG’s tax credit finance businesses. As of December 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2025	2024
Computers and purchased software	$2,239	$1,945
Furniture and fixtures	2,892	2,229
Leasehold improvements	8,606	6,217
	13,737	10,391
Less: accumulated depreciation	(4,509)	(3,631)
Total property and equipment, net	$9,228	$6,760

Note 10. Goodwill and Intangibles

Changes in goodwill for the six months ended June 30, 2025 are as follows:

Balance at December 31, 2024	$506,038
Increase from acquisitions	48,845
Change related to foreign currency translations	3,267
Balance at June 30, 2025	$558,150

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Intangibles consists of the following:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2024	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of June 30, 2025	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2024	$—	$194,666	$2,386	$28,240	$225,292
Additions, net of adjustments	9,776	20,102	549	879	31,306
Adjustment for fully amortized intangibles	—	—	(2,200)	—	(2,200)
Impact of exchange rate movements	654	1,345	38	58	2,095
Balance as of June 30, 2025	$10,430	$216,113	$773	$29,177	$256,493

Accumulated Amortization
Balance as of December 31, 2024	$—	$(134,494)	$(2,292)	$(8,322)	$(145,108)
Amortization expense	(51)	(10,079)	(60)	(1,278)	(11,468)
Adjustment for fully amortized intangibles	—	—	2,200	—	2,200
Impact of exchange rate movements	(1)	(20)	(2)	—	(23)
Balance as of June 30, 2025	$(52)	$(144,593)	$(154)	$(9,600)	$(154,399)
Total intangible assets, net balance as of June 30, 2025	$10,378	$71,520	$649	$36,952	$119,499

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2023	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of June 30, 2024	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2023	$—	$194,666	$2,380	$28,240	$225,286
Impact of exchange rate movements	—	—	—	—	—
Balance as of June 30, 2024	$—	$194,666	$2,380	$28,240	$225,286

Accumulated Amortization
Balance as of December 31, 2023	$—	$(111,873)	$(1,834)	$(5,789)	$(119,496)
Amortization expense	—	(11,311)	(298)	(1,266)	(12,875)
Balance as of June 30, 2024	$—	$(123,184)	$(2,132)	$(7,055)	$(132,371)
Total intangible assets, net balance as of June 30, 2024	$—	$71,482	$278	$38,560	$110,320

Management and advisory contracts and finite lived trade names are amortized over 7 - 20 years and are being amortized in line with the economic benefits that are expected to occur. Technology is generally amortized on a straight-line basis or in line with the economic benefits that are expected to occur over 4 years. Direct investors and intermediary relationships are being amortized in line with the economic benefits that are expected to occur over 13 years. The amortization expense for each of the next five years and thereafter are as follows:

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

2025	$12,373
2026	21,634
2027	18,391
2028	14,561
2029	11,640
Thereafter	23,495
Total amortization	$102,094

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$75,801	$50,180	$68,010	$42,529	3	Note 13
Liabilities
Debt Obligations	$373,021	$373,021	$319,783	$319,783	2	Note 12

As of June 30, 2025 and December 31, 2024, debt obligations' carrying value approximates fair value.

Earnouts associated with the acquisitions of Bonaccord and Qualitas

Included in total consideration of the acquisition of Bonaccord was an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers is based on achieving specific fundraising targets and any amounts paid to the sellers was required to be paid by October 2027, at which point the earnout expires. Payments were made after each fund close. As of June 30, 2025, the full $20.0 million earnout payment has been earned and paid, of which $2.2 million was paid in the six months ended June 30, 2025. Total remeasurement expense recognized for both the three and six months ended June 30, 2025 was $0. Total remeasurement expense recognized for the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. As of December 31, 2024, with all contingent consideration for the acquisition of Bonaccord considered fully earned, the liability transferred out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. As of June 30, 2025, there were no remaining liabilities related to the Bonaccord acquisition.

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post acquisition. Any earnout payment will be paid in a mix of cash and Class A common stock at the seller's election, with no more than 65% payable in cash. As of June 30, 2025, no earnout payment has been earned or paid. Total remeasurement expense recognized for both the three and six months ended June 30, 2025 was $1.1 million. Total remeasurement expense recognized for the three and six months ended June 30, 2024 was $0. This is included in contingent consideration expense on the Consolidated Statements of Operations.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The table below presents all items measured at fair value as of June 30, 2025.

	As of June 30, 2025
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$13,126	$13,126
Total liabilities	$-	$-	$13,126	$13,126

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the six months ended June 30, 2025.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Six Months Ended June 30,
	2025	2024
Balance, beginning of year:	$-	$6,693
Additions	11,259	-
Change in fair value	1,109	121
Impact of exchange rate movements	758	-
Settlements	-	(1,244)
Balance, end of period:	$13,126	$5,570

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

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

Revolver facility	$52,500	$-
Debt issuance costs	(2,850)	(3,308)
Revolver facility, net	$49,650	$(3,308)

Term Loan	$325,000	$325,000
Debt issuance costs	(1,629)	(1,909)
Term loan, net	$323,371	$323,091
Total debt obligations, net	$373,021	$319,783

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The principal balance consists of the following tranches:

	As of June 30, 2025
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$325,000	2.60%	4.25%	11/5/2025
Revolver - Tranche 1	30,000	2.60%	4.33%	8/28/2025
Revolver - Tranche 2	7,000	2.60%	4.31%	7/16/2025
Revolver - Tranche 3	8,000	2.60%	4.31%	7/9/2025
Revolver - Tranche 4	7,500	2.60%	4.32%	7/23/2025
Total	$377,500

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

The New Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolving Facility and one, three, or six months for the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% quarterly effective December 31, 2025. The New Revolving Credit Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities. The New Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, P10 Intermediate and the Company's guarantor subsidiaries, subject to customary exceptions.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of June 30, 2025, P10 was in compliance with its financial and other covenants required under the facility. For the three and six months ended June 30, 2025, $6.5 million and $12.5 million of interest expense was incurred, respectively. For the three and six months ended June 30, 2024, $5.8 million and $11.2 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of June 30, 2025 are as follows:

2025	$4,063
2026	16,250
2027	16,250
2028	340,937
$377,500

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space that served as our corporate headquarters until June 2025. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.2 million in rent to 210 Capital, LLC for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively. As of both December 31, 2024 and June 30, 2025, this is no longer a related party transaction.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of June 30, 2025, the total accounts receivable from the Funds totaled $37.5 million, of which $20.9 million related to fees earned but not yet received and $16.6 million related to reimbursable expenses. As of December 31, 2024, the total accounts receivable from the Funds totaled $42.5 million, of which $30.4 million related to fees earned but not yet received and $12.1 million related to reimbursable expenses. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of June 30, 2025, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $5.0 thousand and $5.6 thousand for the three and six months ended June 30, 2024. As of June 30, 2025, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $86.5 million of the total $119.6 million advisory fees have been recognized as revenue. There was $33.1 million in remaining performance obligations related to these agreements, which will be recognized between July 1, 2025 and March 31, 2032. For the three and six months ended June 30, 2025, advisory fees earned or recognized under these agreements were $3.7 million and $7.1 million, respectively, and $4.2 million and $8.4 million for the three and six months ended June 30, 2024, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the associated receivable was $72.8 million and $65.8 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest on outstanding balances were $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the associated interest receivable was $3.0 million and $2.2 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services at the direction of ECG. The Company recognized $2.8 million and $5.3 million for the three and six months ended June 30, 2025, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2024, respectively, related to this agreement within compensation and benefits on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the associated accrual was $1.2 million and $3.4 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $0 for both the three and six months ended June 30, 2025 and $2.1 million and $4.3 million for the three and six months ended June 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two former members of the Board of Directors of the Company were directors of Crossroads and had recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $10 thousand has been recognized for the three and six months ended June 30, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized $5 thousand and $10 thousand for the three and six months ended June 30, 2024, respectively.

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

As part of the Clifford arrangement, Enhanced Clifford (GP) LLC ("Clifford GP"), a direct subsidiary of ECH, was formed. Clifford GP receives incremental fees from Clifford as part of the Clifford Advisory Agreement. The Company is a guarantor on a put option and call option with third party customers. Refer to Note 14 for further details.

The Company has an Advance Agreement and Secured Promissory Notes with BCP, an entity that was formed by employees of the Company and certain Bonaccord employees and certain Bonaccord general partners. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively.

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

The following table presents information regarding the Company’s operating leases as of June 30, 2025:

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Operating lease right-of-use assets	$25,339
Operating lease liabilities	$30,259
Net cash paid during the six months ended June 30, 2025 for operating lease liabilities	$253
Weighted-average remaining lease term (in years)	6.61
Weighted-average discount rate	5.25%

The future contractual lease payments as of June 30, 2025 are as follows:

2025	$1,342
2026	5,294
2027	5,647
2028	5,265
2029	5,957
Thereafter	14,462
Total undiscounted lease payments	37,967
Less imputed interest	(7,708)
Total operating lease liabilities	$30,259

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company expected the first two of three EBITDA hurdles to be achieved. As of June 30, 2025, the first hurdle has been achieved, however the Company does not expect the second or third EBITDA hurdles to be achieved. The change in estimate for the second EBITDA hurdle resulted in a reversal of expense recognized for the three and six months ended June 30, 2025, $6.5 million and $3.5 million, respectively, while for the three and six months ended June 30, 2024, $3.1 million and $6.1 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the balance was $35.0 million and $38.5 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets. No payments have been made on the earnout but payment for the achievement of the first hurdle is expected to be made at the end of September 2025.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $1.0 million of expense, respectively, and for the three and six months ended June 30, 2024, $0.5 million and $1.0 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the balance was $5.4 million and $4.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. Both options are not exercisable until a certain period of time has lapsed per the agreements. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the revenue share agreements. As of June 30, 2025, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of June 30, 2025 and December 31, 2024, the associated liabilities were $13.7 million and $13.8 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $9.7 million and $10.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized $0.2 million and $0.3 million of amortization of contingent payments to customers for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million of amortization of contingent payments to customers for the three and six months ended June 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and Clifford GP does not have the means to settle themselves. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. As of June 30, 2025 and December 31, 2024, the associated liabilities were $10.4 million and $10.1 million, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. There was $0 and $0.3 million of expense for the three and six months ended June 30, 2025, respectively, and no expense recognized for both the three and six months ended June 30, 2024, which was included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

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

Based on these methodologies, the Company’s worldwide effective income tax rate was 24.71% and 15.60% for the three and six months ended June 30, 2025, respectively. The Company's effective income tax rate was 31.76% and 30.24% for the three and six months ended June 30, 2024, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, foreign taxes as a result of statutory rate difference between Spain and the U.S., and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

realized, for tax purposes, in the foreseeable future. As of June 30, 2025, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the six months ended June 30, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provision effective in 2025 and others implemented through 2027. Since the enactment occurred after the balance sheet date but before the issuance of these financial statements, the effects of the OBBBA are considered a non-recognized subsequent event. Accordingly, no adjustments have been made to the accompanying financial statements as of and for the three and six months ended June 30, 2025.

Note 16. Stockholders' Equity

Stock Incentive Plans

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of June 30, 2025, there are 7,886,673 shares available for grant under the Plan.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Equity-Based Compensation - Stock Options

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Granted	2,271,044	12.61
Exercised	(675,421)	4.67
Expired/Forfeited	(342,124)	10.34
Outstanding as of June 30, 2025	14,219,396	$9.36	7.25	$21,000,837
Exercisable as of June 30, 2025	2,418,978	$4.93	5.37	$12,816,271

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options exercise, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $2.7 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $2.5 million and $5.3 million for the three and six months ended June 30, 2024, respectively. The total associated income tax benefit was $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2025 was $28.6 million and is expected to be recognized over a weighted average period of 2.79 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the six months ended June 30,
	2025	2024
Expected life (in years)	6.75	6.71
Expected volatility	37.50%	37.50%
Risk-free interest rate	4.45%	4.23%
Expected dividend yield	1.11%	1.63%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $1.0 million and $1.0 million of associated income tax benefit for the three and six months ended June 30, 2025, respectively, and $0.6 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Unrecognized stock-based

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

compensation expense related to outstanding unvested RSAs as of June 30, 2025 was $1.2 million and is expected to be recognized over a weighted average period of 0.95 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2024	93,473	$8.02
Granted	128,603	9.37
Vested	(93,473)	8.02
Forfeited	—	—
Outstanding as of June 30, 2025	128,603	$9.37

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on one of the following methods: (1) the closing market price on the day of the grant, (2) the closing market price on the day prior to grant, or (3) a 30-day volume weighted average price ("VWAP") is recognized as expense ratably over the requisite service period of the awards. Most of the shares currently vest one year from the grant date excluding certain executive RSUs, the Bonaccord Units and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord Units, Executive Transition Units, and Executive Market Units, which are discussed in more detail below, was $3.7 million and $7.2 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0 and $9.1 million of associated income tax benefit for the three and six months ended June 30, 2025, respectively, and $0.6 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of June 30, 2025 was $11.6 million and is expected to be recognized over a weighted average period of 1.07 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of June 30, 2025, certain performance metrics have been met and specific employees have earned and been paid $17.5 million in value of which $6.6 million was settled in shares and $10.9 million was settled in cash.

With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Units") and cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and $11.9 million as 994,762 Additional Units that would vest upon meeting certain performance metrics. As of June 30, 2025, an additional 291,424 of the Additional Units remain to be allocated. On May 12, 2025, the Company evaluated that all the Bonaccord Units are probable to be earned. The Company evaluates when it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. An expense of $3.7 million and $3.7 million has been recorded for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2024 on the Consolidated Statements of Operations. The income tax benefit associated with the Bonaccord Units was $2.1 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2024, respectively. Unrecognized stock-based compensation expense related to the Bonaccord Units as of June 30, 2025 was $10.3 million and is expected to be recognized over 2.00 years.

On October 23, 2023, the Company transitioned from their former co-CEOs to our current CEO ("Executive Transition"). The Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The award had a stated value of $4.0 million and was issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on a straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of December 31, 2024, all Executive Transition Units have vested and been issued. No stock compensation expense for these units were incurred for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, $0.6 million and $1.2 million of stock compensation expense, respectively, was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the Executive Transition Units for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of June 30, 2025, none of the Executive Market Units have vested. For the three and six months ended June 30, 2025, $0.7 million and $1.4 million of stock compensation expense was recognized on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, $0.7 million and $1.4 million of stock compensation expense was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the three and six months ended June 30, 2025 and 2024. The unrecognized expense associated with the Executive Market Units was $6.2 million as of June 30, 2025.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2024	1,422,269	$8.68
Granted	929,921	12.60
Vested	(720,237)	7.99
Forfeited	—	—
Outstanding as of June 30, 2025	1,631,953	$11.53

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

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

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$3,383	$6,993	$7,905	$12,014
Adjustment for:
Net income attributable to noncontrolling interests in P10 Intermediate	154	397	328	619
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$3,537	$7,390	$8,233	$12,633
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	110,994	112,359	110,951	113,744
Weighted shares assumed upon exercise of partnership units	3,917	3,917	3,917	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,447	3,822	3,885	3,808
Weighted shares assumed upon the termination of an acquisition equity holdback period	364	-	182	-
Denominator for earnings per share assuming dilution	118,722	120,098	118,935	121,469
Earnings per Class A share—basic	$0.03	$0.06	$0.07	$0.11
Earnings per Class A share—diluted	$0.03	$0.06	$0.07	$0.10
Earnings per Class B share—basic	$0.03	$0.06	$0.07	$0.11
Earnings per Class B share—diluted	$0.03	$0.06	$0.07	$0.10

The computations of diluted earnings per share on a weighted average basis would exclude 8.4 million and 7.8 million options for the three and six months ended June 30, 2025, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 11.9 million and 11.1 million options for the three and six months ended June 30, 2024, respectively, because the options were anti-dilutive.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three and six months ended June 30, 2025. No individual client constituted more than 10% of the Company's total revenues for the three and six months ended June 30, 2024. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three and six months ended June 30, 2025 and 2024, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three and six months ended June 30, 2025 and 2024.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of June 30, 2025, 78% of the Company's long-lived assets were in the United States and 22% of the Company's long-lived assets were in Spain. As of December 31, 2024, most of the Company's long-lived assets were in the United States. No individual foreign country constituted more than 10% of the Company's long-lived assets as of December 31, 2024.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues	$72,704	$71,076	$140,371	$137,191
Less: cash compensation and benefits, net of one-time expenses	(25,571)	(24,703)	(51,204)	(50,778)
Less: stock based compensation	(11,056)	(6,676)	(17,621)	(13,391)
Less: management profit share(2)	(991)	(1,316)	(2,153)	(2,076)
Less: professional fees, net of one-time expenses	(3,868)	(2,786)	(7,318)	(5,950)
Less: general, administrative and other, net of one-time expenses	(6,479)	(5,300)	(12,224)	(10,150)
Less: placement agent expenses	(1,811)	(1,370)	(2,534)	(2,361)
Less: other segment items (1)	(18,728)	(21,535)	(38,421)	(39,852)
Net income	$4,200	$7,390	$8,896	$12,633

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

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Compensation and benefits	$32,145	$36,253	$69,225	$73,362
Adjustments:
Stock based compensation	(11,056)	(6,676)	(17,621)	(13,391)
Management profit share(2)	(991)	(1,316)	(2,153)	(2,076)
One-time expenses (1)	5,473	(3,558)	1,753	(7,117)
Cash compensation and benefits, net of one-time expenses	$25,571	$24,703	$51,204	$50,778

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

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Professional fees	$6,743	$3,535	$13,258	$7,303
Adjustments:
One-time expenses (1)	(2,875)	(749)	(5,940)	(1,353)
Professional fees, net of one-time expenses	$3,868	$2,786	$7,318	$5,950

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

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General, administrative and other	$8,824	$7,017	$15,649	$13,074
Adjustments:
Placement agent expenses	(1,811)	(1,370)	(2,534)	(2,361)
One-time expenses (1)	(534)	(347)	(891)	(563)
General, administrative and other, net of one-time expenses	$6,479	$5,300	$12,224	$10,150

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.3 million an $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2024.

Note 19. Subsequent Events

On August 5, 2025, the Board of Directors of the Company has declared a quarterly cash dividend of $0.0375 per share of Class A and Class B common stock, payable on September 19, 2025, to the holders of record as of the close of business on August 29, 2025.

On August 5, 2025, the Board of Directors authorized an additional $25.0 million of repurchases of outstanding Class A and Class B shares of the Company's stock under the Share Repurchase Program.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after June 30, 2025, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

As of June 30, 2025, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 72 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 4,870+ investors, 300+ fund managers, 670+ private market funds and 5,000+ portfolio companies. We have 69 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,270 investment firms, 59,300 funds, 68,400 individual transactions, 34,250 private companies and 529,500 financial metrics. As of June 30, 2025, PES has raised a total of $23.9 billion assets under management ("AUM"), of which $16.9 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 16 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 17+ years, including over 2,000+ investors, 120+ fund managers, 110+ direct investments, 430+ private market funds and 15,000+ portfolio companies. We have 22 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of June 30, 2025, VCS has raised a total of $10.6 billion AUM, of which $6.6 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 52 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 530+ investors across 49 active investment vehicles and 1,800+ portfolio companies with $10.2+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 700 credit opportunities annually. We currently maintain 90+ active sponsor relationships and have 120+ platform investments. Within PCS, the Company has investments that target historic building preservation, brownfield remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of June 30, 2025, PCS has raised a total of $7.4 billion AUM, of which $5.4 billion are FPAUM. Of the total AUM, impact assets represent $4.3 billion supporting investments in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,900 GWh of renewable energy from inception to December 31, 2024.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $15.6 billion of our FPAUM as of June 30, 2025.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $10.7 billion of our FPAUM as of June 30, 2025.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $2.6 billion of our FPAUM as of June 30, 2025.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American and European markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite higher interest rates and the global economy outlook remaining uncertain, we continue to see investors turning towards alternative investments to achieve asset class diversification, superior investment returns, and participation in access constrained investment opportunities.

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search for lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes, and (b) legislation that allows retirement plans to add private equity vehicles as an investment option and impact investing by the institutional and high net worth investor community, and demand from high-net-worth individuals, also known as retail investors.
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
•
Expanding asset class solutions, broaden geographic reach and grow private markets network effect. Our ability to continue growing is impacted by our scalability and ability to maximize investor relationships. The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency. Our scalable business model is well positioned to expand and grow our footprint as we develop our position within the private markets ecosystem to further leverage our synergistic solutions offering. We currently have a leading presence in North America and now with the acquisition of Qualitas, a presence in Europe. We believe that expanding our investor presence into international markets will be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi- asset class manager selection.
•
Political uncertainty, foreign currency exposure, and increasing regulatory requirements. There is uncertainty in fluctuation around potential legal, regulatory, currency exchange rates and tax changes, which may impact our profitability or impact our ability to operate and grow our business. Additionally, the complex regulatory and tax environment carries the potential to restrict our operations and our business activities, as well as subject us to increased compliance and administrative burdens.
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

We earn management and advisory fees based on a percentage of investors’ capital commitments in or, in select cases, capital deployed to our investment funds. Management and advisory fees during the commitment period are charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in select cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten to fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. We also earn revenues through catch-up fees on the funds we manage. Catch-up fees are earned from investors that make commitments to the fund after the first fund closing occurs during the fundraising period of funds originally launched in prior periods, and as such the investors are required to pay a catch-up fee as if they had committed to the fund at the first closing. While catch-up fees are not a significant component of our overall revenue stream, they may result in a temporary increase in our revenues in the period in which they are recognized.

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria. Incentive fees consists of carried interest income from a pre-acquisition legacy managed fund and incremental incentive revenues earned as a part of an advisory agreement between ECG and Crossroads Impact Corp.

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options became exercisable in July 2025. The Company believes it is probable that the third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the estimated length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations, which was terminated by the parties on December 23, 2024.

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

Strategic alliance expense was included in operating expenses. This expense was driven by the Strategic Alliance Agreement that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings.

Other (Expense)/ Income

Interest expense, net includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income (loss) includes any (loss)/income from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, the loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord, remeasurement of the contingent loss related to the Clifford guarantee, and accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 14 of our Consolidated Financial Statements.

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

Results of Operations

For the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$71,516	$68,475	$3,041	4%	$138,251	$133,597	$4,654	3%
Other revenue	1,188	2,601	(1,413)	(54)%	2,120	3,594	(1,474)	(41)%
Total revenues	72,704	71,076	1,628	2%	140,371	137,191	3,180	2%
OPERATING EXPENSES
Compensation and benefits	32,145	36,253	(4,108)	(11)%	69,225	73,362	(4,137)	(6)%
Professional fees	6,743	3,535	3,208	91%	13,258	7,303	5,955	82%
General, administrative and other	8,824	7,017	1,807	26%	15,649	13,074	2,575	20%
Contingent consideration expense	1,109	91	1,018	N/A	1,109	121	988	N/A
Amortization of intangibles	6,150	6,438	(288)	(4)%	11,468	12,875	(1,407)	(11)%
Strategic alliance expense	—	903	(903)	(100)%	703	1,518	(815)	(54)%
Total operating expenses	54,971	54,237	734	1%	111,412	108,253	3,159	3%
INCOME FROM OPERATIONS	17,733	16,839	894	5%	28,959	28,938	21	0%
OTHER (EXPENSE)/LOSS
Interest expense, net	(6,799)	(6,115)	(684)	11%	(13,216)	(11,891)	(1,325)	11%
Other (loss)/income	(5,354)	384	(5,738)	N/A	(5,202)	1,062	(6,264)	N/A
Total other (expense)	(12,153)	(5,731)	(6,422)	112%	(18,418)	(10,829)	(7,589)	70%
Net income before income taxes	5,580	11,108	(5,528)	(50)%	10,541	18,109	(7,568)	(42)%
Income tax expense	(1,380)	(3,718)	2,338	(63)%	(1,645)	(5,476)	3,831	(70)%
NET INCOME	$4,200	$7,390	$(3,190)	(43)%	$8,896	$12,633	$(3,737)	(30)%

Revenues

For the Three Months Ended June 30, 2025 and June 30, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended June 30, 2025 and June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, revenues increased by $1.6 million or 2% due to higher management and advisory fees across the Company.

Management and advisory fees increased by $3.0 million, or 4%, to $71.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The growth in management and advisory fees is attributable to continued success in fundraising and deploying capital. Furthermore, the Qualitas acquisition added to our fee base. Catch-up fees for the three months ended June 30, 2025 were $1.7 million. Catch up fees are primarily associated with the fund closings at Qualitas, RCP, and TrueBridge.

Other revenues, which represent ancillary elements of our business, decreased by $1.4 million or 54% to $1.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 driven primarily by a decrease of $1.8 million of recognized carried interest income in other revenue from a pre-acquisition legacy managed fund in the three months ended June 30, 2024. This decrease was offset slightly by an increase of $0.3 million in income associated with ancillary services performed for certain funds in other revenue.

For the Six Months Ended June 30, 2025 and June 30, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the six months ended June 30, 2025 and June 30, 2024. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, revenues increased by $3.2 million or 2% primarily due to higher management and advisory fees across the Company.

Management and advisory fees increased by $4.7 million, or 3%, to $138.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The growth in management and advisory fees is attributable to continued success in fundraising and deploying capital. Furthermore, the Qualitas acquisition added to our fee base. Catch-up fees for the six months ended June 30, 2025 were $4.5 million associated with the fund closings at Qualitas, RCP, and TrueBridge.

Other revenues decreased by $1.5 million or 41% to $2.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily driven by a decrease of $1.8 million of recognized carried interest income from a pre-acquisition legacy managed fund in other revenue offset slightly by an increase of $0.4 million of income associated with ancillary services performed for certain funds in other revenue.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$32,145	$36,253	$(4,108)	(11)%	$69,225	$73,362	$(4,137)	(6)%
Professional fees	6,743	3,535	3,208	91%	13,258	7,303	5,955	82%
General, administrative, and other	8,824	7,017	1,807	26%	15,649	13,074	2,575	20%
Contingent consideration expense	1,109	91	1,018	N/A	1,109	121	988	N/A
Amortization of intangibles	6,150	6,438	(288)	(4)%	11,468	12,875	(1,407)	(11)%
Strategic alliance expense	—	903	(903)	(100)%	703	1,518	(815)	(54)%
Total operating expenses	$54,971	$54,237	$734	1%	$111,412	$108,253	$3,159	3%

Operating Expenses

For the Three Months Ended June 30, 2025 and June 30, 2024

Total operating expenses increased by $0.7 million, or 1%, to $55.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to increases in professional fees, general, administrative, and other expenses, and contingent consideration expense. This increase was offset by decreases in compensation and benefits expense, amortization of intangibles, and strategic alliance expense.

Compensation and benefits expense decreased by $4.1 million, or 11%, to $32.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was driven by a $9.6 million decrease in compensation expense due to the second tranche of the WTI earn-out no longer being probable of achievement in the three months ended June 30, 2025. This decrease was offset by a $4.4 million increase in stock compensation, which consists of a $3.5 million increase related to the 2025 grant of Bonaccord Units and an increase of $0.9 million for management stock awards. This decrease was also offset slightly by a $0.6 million increase in general compensation expense in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Professional fees increased by $3.2 million, or 91%, to $6.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was primarily driven by an increase of $2.2 million in legal and professional services associated with acquisition activity and other strategic transactions during the three months ended June 30, 2025, as well as an increase of $1.1 million in audit, SEC Rule 404(b) implementation, tax, and compliance services provided to the Company.

Contingent consideration expense increased by $1.0 million to $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was primarily driven by the remeasurement of the Qualitas earnout, related to the Qualitas acquisition in April 2025.

General, administrative, and other increased by $1.8 million, or 26%, to $8.8 million, due primarily to increases in ongoing enhancements to infrastructure, technology, and security, expanding operations with the Qualitas acquisition, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $0.3 million, or 4%, to $6.2 million, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was due to decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

Strategic alliance expense decreased by $0.9 million, or 100%, to $0 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

For the Six Months Ended June 30, 2025 and June 30, 2024

Total operating expenses increased by $3.2 million, or 3%, to $111.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was due to increases in professional fees, general, administrative and other expense, as well as contingent consideration offset by the decrease in compensation and benefits, amortization of intangibles and strategic alliance expense.

Compensation and benefits expense decreased by $4.1 million, or 6%, to $69.2 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was driven by a $9.6 million decrease in compensation expense due to the second tranche of the WTI earn-out no longer being probable of achievement in the six months ended June 30, 2025. This decrease was offset by a $4.4 million increase in stock compensation, which consists of a $3.5 million increase related to the second grant of Bonaccord Units and an increase of $0.9 million for management stock awards. This decrease was offset slightly by a $0.6 million increase in general compensation expense in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Professional fees increased by $6.0 million, or 82%, to $13.3 million. The primary driver for the increase in professional fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was an increase of $5.1 million in professional and legal expenses associated with acquisition activity and other strategic transactions during the six months ended June 30, 2025 as well as normal course of business such as filings and due diligence for acquisitions. Additionally fees related to audit, SEC Rule 404(b) implementation, tax, and compliance services provided to the Company increased by $0.9 million.

Contingent consideration expense increased by $1.0 million to $1.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily driven by the remeasurement of the Qualitas earnout, related to the Qualitas Acquisition in April 2025.

General, administrative and other increased by $2.6 million, or 20%, to $15.6 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily driven by ongoing enhancements to infrastructure, technology, and security, expanding operations with the acquisition of Qualitas, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $1.4 million, or 11%, to $11.5 million, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This was due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG was driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge were driven by asset management fee contracts' amortization schedules, which are based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

Strategic alliance expense decreased by $0.8 million, or 54%, to $0.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

For the Three Months Ended June 30, 2025 and June 30, 2024

Other expense increased by $6.4 million, or 112%, to $12.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was driven by an increase in interest expense of $0.7 million on the debt facility due to a larger outstanding debt balance for the three months ended June 30, 2025. Additionally, other (loss)/income increased expense by $5.7 million primarily due to a $6.5 million loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord offset slightly by a $0.7 million increase in income from unconsolidated subsidiaries.

For the Six Months Ended June 30, 2025 and June 30, 2024

Other expense increased by $7.6 million, or 70%, to $18.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was driven by $6.3 million increase in expenses included other income/(losses) related to a loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord as well as a $0.2 million loss related to the guarantee for the Clifford incremental fee offset slightly by a $0.4 million increase in income from unconsolidated subsidiaries. Additionally interest expense increased by $1.3 million due to a larger average outstanding debt balance for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Income Tax Expense

For the Three Months Ended June 30, 2025 and June 30, 2024

Income tax expense was $1.4 million for the three months ended June 30, 2025, a decrease of $2.3 million from $3.7 million for the three months ended June 30, 2024. This reduction was mainly due to lower pre-tax income and an increase in the stock-based compensation-related tax benefit in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

For the Six Months Ended June 30, 2025 and June 30, 2024

Income tax expense decreased by $3.8 million to $1.6 million for the six months ended June 30, 2025 compared to an expense of $5.5 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in income and an increase in stock-based compensation-related tax benefit in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$26,320	$23,846	$25,677	$23,259
Add:
Acquisitions	980	—	980	—
Capital raised (1)	1,424	737	2,609	1,206
Capital deployed (2)	504	107	753	306
Net Asset Value Change (3)	(1)	(4)	(1)	(4)
Impact of exchange rate movements	82	—	82	—
Less:
Scheduled fee base stepdowns	(88)	(105)	(463)	(162)
Expiration of fee period	(346)	(746)	(762)	(770)
Balance, End of period	$28,875	$23,835	$28,875	$23,835

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of June 30, 2025

FPAUM increased by $2.6 million to $28.9 million for the three months ended June 30, 2025, due primarily to an increase in capital raised and capital deployed from our private equity and private credit as well as the FPAUM acquired in the Qualitas acquisition, which was offset by a decline of fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

We use Adjusted Net Income ("ANI"), Fee-Related Revenue ("FRR"), and Fee-Related Earnings ("FRE") to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. FRR is calculated as Total Revenues less any non-fee related revenue. ANI reflects an estimate of our cash flows generated by our core operations. ANI is calculated as FRE, plus non-fee related income less strategic alliance noncontrolling interests expense, less actual cash paid for interest and federal and state income taxes.

In order to compute FRE, we adjust our GAAP net income for certain items, including the following:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);

•
Earn out related compensation;
•
The cost of financing our business;
•
One-time expenses related to restructuring of the management team including placement/search fees;
•
Expenses related to one-time technical accounting matters;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes during the three months ended June 30, 2025 and June 30, 2024 as well as during the six months ended June 30, 2025 and June 30, 2024 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Income	$4,200	$7,390	$8,896	$12,633
Adjustments:
Depreciation & amortization	6,766	7,075	12,570	14,157
Interest expense, net	6,799	6,115	13,216	11,891
Income tax expense	1,380	3,718	1,645	5,476
Non-recurring expenses	11,184	884	14,644	1,575
Non-cash stock based compensation	6,680	5,771	12,536	11,716
Non-cash stock based compensation - acquisitions	4,376	904	5,085	1,675
Earn out related compensation	(6,007)	3,558	(2,488)	7,117
Non-fee related income	—	(1,850)	(39)	(1,934)
Fee-Related Earnings	$35,378	$33,565	$66,065	$64,306
Plus:
Non-fee related income	—	1,850	39	1,934
Less:
Strategic alliance noncontrolling interests expense	(663)	—	(663)	—
Cash interest expense	(6,241)	(5,636)	(12,937)	(11,042)
Cash income taxes, net of taxes related to acquisitions	(1,743)	(1,029)	(2,314)	(1,049)
Adjusted Net Income	$26,731	$28,750	$50,190	$54,149

Total Revenues	$72,704	$71,076	$140,371	$137,191
Adjustments:
Non-Fee Related Revenue	—	(2,767)	(39)	(3,875)
Fee-Related Revenue	$72,704	$68,309	$140,332	$133,316

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	June 30,	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$34,214	$68,115	$(33,901)	(50)%
Goodwill and other intangibles	677,649	603,627	74,022	12%
Total assets	932,165	869,275	62,890	7%
Accrued compensation and benefits	53,289	69,544	(16,255)	(23)%
Debt obligations	373,021	319,783	53,238	17%
Equity	388,941	386,890	2,051	1%

There was a decrease in cash and cash equivalents of $33.9 million from December 31, 2024 to $34.3 million as of June 30, 2025 primarily due to the share repurchases in the open market and the Qualitas acquisition. There was an increase in goodwill and intangible assets of $74.1 million due to the Qualitas acquisition. Remaining total assets increased in the same period by $15.2 million. The increase is driven by an increase in accounts receivable from related parties which is primarily due to ECG's Advisory Agreement with Enhanced PC. Additionally, there was an increase in right of use assets related to new office leases as well as an increase in prepaid expenses and other assets associated with the purchase of allocable state tax credits. Debt obligations increased by $53.2 million which is driven by revolver activity due to the Qualitas acquisition that closed in April 2025 and open market Class A share repurchases.

Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds will be critical as we pursue additional business development opportunities and new acquisitions.

On December 22, 2021, P10, Inc. entered into a Term Loan and Revolving Credit Facility with JP Morgan Chase Bank, N.A.. The term loan and revolving credit facility provides financing for acquisition activity. The term loan provides for a $125.0 million facility and the revolving credit facility provides for an additional $125.0 million. There is also a $125.0 million accordion feature available in the credit agreement, which we exercised in September 2022. The accordion was not drawn until October 2022, at which point it was divided to $87.5 million of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into the Amended and Restated Credit Agreement, which provides for a new senior secured revolving credit facility in the amount of $175.0 million, with a $10.0 million sublimit for the issuance of letters of credit, and a new senior secured loan facility in the amount of $325.0 million. The New Credit Facilities are to be used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

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

As of June 30, 2025, the Term Loan with a balance of $325.0 million is incurring interest at a weighted average SOFR rate of 6.85%. As of June 30, 2025, the New Revolving Facility is split into four tranches. The total principal outstanding is $52.5 million and the weighted-average SOFR rate amongst the tranches is 6.92%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of June 30, 2025, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $12.5 million in interest expense for the six months ended June 30, 2025.

Cash Flows

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table reflects our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,

	2025	2024	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$8,657	$45,786	$(37,129)	(81)%
Net cash used in investing activities	(42,935)	(1,135)	(41,800)	N/A
Net cash provided by (used in) financing activities	306	(44,506)	44,812	N/A
Increase in cash, cash equivalents and restricted cash	$(33,972)	$145	$(34,117)	N/A

Operating Activities

Six Months Ended June 30, 2025 and June 30, 2024

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities decreased by $37.1 million, or 81%, to $8.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, our net cash provided by operating activities was driven primarily by receipts of management fees and advisory fees, offset by a purchase of allocable state tax credits and payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing activities

Six Months Ended June 30, 2025 and June 30, 2024

The cash used in investing activities increased by $41.8 million to $42.9 million, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase in cash used in investing activities was due to Qualitas acquisition and the purchases of additional property and equipment during the six months ended June 30, 2025.

Financing Activities

Six Months Ended June 30, 2025 and June 30, 2024

Cash from financing activities for the six months ended June 30, 2025 was $0.4 million, as compared to cash used in financing activities of $44.5 million for the six months ended June 30, 2024. The change is driven by net borrowing activity on the Company's credit facilities and the proceeds from the SAA 5% purchase option exercise of equity interests in Bonaccord during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of June 30, 2025, the Board has approved $132.0 million since inception of the program, of which $40 million was approved for the six months ended June 30, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A common stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2025,

$129.7 million has been spent to buy back shares since the inception of the program and there was $2.3 million remaining for authorized repurchases under this program. On August 5, 2025, the Board of Directors authorized an additional $25.0 million for repurchases under the Share Repurchase program.

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

Current Expected Credit Losses for Due from Related Parties

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisition of ECG and any supplemental agreements entered into after acquisition, ("Advisory Agreements") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

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

Revenue Recognition of Management Fees and Advisory Fees

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

Catch-up fees are earned from investors that make commitments to the previously launched fund after the first fund closing occurs, but during the fundraising period. Contractual terms require the investors to pay a catch-up fee as if they had committed to the fund at the first closing. Catch-up fees are recorded as revenue when such commitments are made as variable consideration in which the constraint is relieved at the time of the commitment.

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of P10 awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after either a service period or both a service period and performance condition is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested RSUs are remeasured quarterly against performance metrics as a liability or equity, in accordance with GAAP, on the Consolidated Balance Sheets. Refer to Note 16 to the Consolidated Financial Statements for further discussion. Forfeitures are recognized as they occur.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimate for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining

$20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company had determined that only the first two of three EBITDA hurdles are probable of being achieved. As of June 30, 2025, the first EBITDA hurdle was achieved and the Company does not expect that the second and third EBITDA hurdle will be achieved. No payments have been made on the earnout but payment for the achievement of the first hurdle is expected to be made in September 2025. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

Revenue Share and Repurchase Agreement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share became exercisable in July 2025. The Company believes it is probable that the third parties will exercise its option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the estimated term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period and recognize all changes.

On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company’s accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period and recognize all changes. Refer to Note 14 to the Consolidated Financial Statements for further discussion.

Business Acquisitions

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain intangible assets and tax assets and liabilities.

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

Interest Rate Risk

As of June 30, 2025, we had $325.0 million in outstanding principal in Term Loans under our Term Loan and $52.5 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.6%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $3.3 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of June 30, 2025 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Changes in Internal Controls over Financial Reporting

On April 4, 2025, we completed our acquisition of Qualitas (See Note 3 for more information). We are currently integrating Qualitas into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 will not include the operating results of Qualitas.

Except for the preceding changes, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in "Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	—	$-	-	$28,524,163
May 1 - 31, 2025	1,194,000	$11.50	1,194,000	$14,792,833
June 1 - 30, 2025	1,307,083	$9.57	1,307,083	$2,278,317
Total	2,501,083	$10.49	2,501,083
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of June 30, 2025, the Board has approved $132.0 million since inception of the program, of which $40.0 million was approved during the six months ended June 30, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A common stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2025, $129.7 million has been spent to buy back shares since the inception of the program and there was $2.3 million remaining for authorized repurchases under this program. On August 5, 2025, the Board of Directors authorized an additional $25.0 million for repurchases under the Share Repurchase Program.

Item 5. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Employment Agreement , made and entered into effective aas of April 3, 2025, by and between P10 Intermediate Holdings, LLC and Amanda Coussens (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on April 7, 2025).

10.2

Employment Agreement, made and entered into effective as of April 3, 2025, by and betwen P10 Intermediate Holdings, LLC and Mark Hood (incorporated by reference to Exhibit 10.2 to the Company's Current Report on form 8-K filed on April 7, 2025).

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

P10, Inc.

Date: August 8, 2025	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)