Form 10-Q
period 2025-09-30
P10, Inc.
filed 2025-11-07
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

P10, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2699 Howell Street, Suite 1000 Dallas, TX	75204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	PX	NYSE NYSE Texas, Inc.

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

As of November 3, 2025, there were 78,067,335 shares of the registrant's Class A common stock and 31,947,755 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

P10, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$39,991	$67,455
Restricted cash	832	660
Accounts receivable	22,507	32,313
Notes receivable	6,372	7,534
Due from related parties	96,629	81,909
Investment in unconsolidated subsidiaries	1,421	2,781
Prepaid expenses and other assets	20,186	5,108
Property and equipment, net	9,685	6,760
Right-of-use assets	24,757	17,555
Contingent payments to customers	9,518	10,028
Deferred tax assets, net	31,854	33,545
Intangibles, net	113,392	97,589
Goodwill	558,866	506,038
Total assets	$936,010	$869,275
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$23,532	$30,208
Accrued compensation and benefits	24,938	69,544
Due to related parties	1,948	3,374
Other liabilities	351	184
Derivative liabilities	176	-
Contingent consideration	14,921	2,214
Accrued contingent liabilities	24,118	23,878
Deferred revenues	17,222	12,609
Lease liabilities	30,677	20,591
Deferred tax liabilities, net	7,943	-
Debt obligations	393,394	319,783
Total liabilities	539,220	482,385
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 90,100,041 issued and 77,914,619 outstanding as of September 30, 2025, and 75,974,076 issued and 67,614,875 outstanding as of December 31, 2024, respectively	78	68
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 32,126,425 shares issued and 32,002,974 shares outstanding as of September 30, 2025, and 43,584,893 shares issued and 43,461,442 shares outstanding as of December 31, 2024, respectively	32	43
Treasury stock	(119,125)	(76,648)
Additional paid-in-capital	663,990	637,848
Accumulated deficit	(204,262)	(214,312)
Accumulated other comprehensive income	4,065	-
Noncontrolling interests	52,012	39,891
Total equity	396,790	386,890
TOTAL LIABILITIES AND EQUITY	$936,010	$869,275

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
REVENUES
Management and advisory fees	$74,316	$72,595	$212,567	$206,192
Other revenue	1,613	1,648	3,733	5,242
Total revenues	75,929	74,243	216,300	211,434
OPERATING EXPENSES
Compensation and benefits	42,321	42,531	111,546	115,893
Professional fees	6,483	9,169	19,741	16,472
General, administrative and other	9,055	6,606	24,704	19,680
Contingent consideration expense	1,175	39	2,284	160
Amortization of intangibles	6,195	6,437	17,663	19,312
Strategic alliance expense	—	635	703	2,153
Total operating expenses	65,229	65,417	176,641	173,670
INCOME FROM OPERATIONS	10,700	8,826	39,659	37,764
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,987)	(6,692)	(20,203)	(18,583)
Other (loss)/income	371	454	(4,831)	1,516
Total other (expense)	(6,616)	(6,238)	(25,034)	(17,067)
Income before income taxes	4,084	2,588	14,625	20,697
Income tax expense	(1,051)	(1,255)	(2,696)	(6,731)
NET INCOME	$3,033	$1,333	$11,929	$13,966

Less: net (income)/loss attributable to noncontrolling interests	(888)	73	(1,879)	(546)
NET INCOME ATTRIBUTABLE TO P10	$2,145	$1,406	$10,050	$13,420

Earnings per share
Basic earnings per share	$0.02	$0.01	$0.09	$0.12
Diluted earnings per share	$0.02	$0.01	$0.09	$0.12
Weighted average shares outstanding, basic	109,933	111,374	110,612	112,954
Weighted average shares outstanding, diluted	117,802	119,276	118,508	120,738

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net income	$3,033	$1,333	$11,929	$13,966
Other comprehensive income, net of tax
Foreign currency translation	163	—	4,343	—
Derivative fair value remeasurement	(133)	—	(133)	—
Total other comprehensive income, net of tax	$30	$—	$4,210	$—
Comprehensive income	$3,063	$1,333	$16,139	$13,966
Less:
Comprehensive income attributable to noncontrolling interests	(1)	-	(145)	-
Total comprehensive income attributable to P10	$3,062	$1,333	$15,994	$13,966

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Changes in Equity

(Unaudited, in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interest	Equity

Balance At December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$—	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	—	5,021	222	5,243
Stock-based compensation	—	—	—	—	—	—	6,175	—	—	—	6,175
Issuance of restricted stock units	619	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	35	—	(35)	—	—	—	—	—	—	—	—
Exercise of stock options	289	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(300)	—	—	—	—	—	(2,207)	—	—	—	(2,207)
Stock repurchase	(3,683)	(4)	—	—	3,683	(30,034)	—	—	—	—	(30,038)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(300)	—	—	—	(300)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(153)	(153)
Dividends declared	—	—	—	—	—	—	(23)	—	—	—	(23)
Dividends paid per share $0.03	—	—	—	—	—	—	(3,774)	—	—	—	(3,774)
Balance at March 31, 2024	54,583	$55	58,439	$58	5,524	$(47,622)	$635,944	$—	$(227,991)	$39,642	$400,086
Net income	—	—	—	—	—	—	—	—	6,993	397	7,390
Stock-based compensation	—	—	—	—	—	—	6,654	—	—	—	6,654
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	132	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	231	—	(231)	—	—	—	—	—	—	—	—
Exercise of stock options	26	—	—	—	—	—	—		—	—	—
Repurchase of common stock for employee tax withholding and strike price	(60)	—	—	—	—	—	(470)	—	—	—	(470)
Stock repurchase	(1,534)	(2)	—	—	1,534	(12,463)	—	—	—	—	(12,465)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(61)	—	—	—	(61)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(171)	(171)
Dividends declared	—	—	—	—	—	—	(162)	—	—	—	(162)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,934)	—	—	—	(3,934)
Balance at June 30, 2024	53,471	$53	58,208	$58	7,058	$(60,085)	$637,971	$-	$(220,998)	$39,868	$396,867
Net income	—	—	—	—	—	—	—	—	1,406	(73)	1,333
Stock-based compensation	—	—	—	—	—	—	6,952	—	—	—	6,952
Exchange of Class B common stock for Class A common stock	800	1	(800)	(1)	—	—	—	—	—	—	—
Exercise of stock options	293	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(141)	—	—	—	—	—	(897)	—	—	—	(897)
Stock repurchase	(609)	—	—	—	609	(6,188)	—	—	—	—	(6,188)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(47)	—	—	—	(47)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(151)	(151)
Dividends declared	—	—	—	—	—	—	114	—	—	—	114
Dividends paid per share $0.04	—	—	—	—	—	—	(3,889)	—	—	—	(3,889)
Balance at September 30, 2024	53,814	$54	57,408	$57	7,667	$(66,273)	$640,204	$-	$(219,592)	$39,644	$394,094

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interest	Equity
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$—	$(214,312)	$39,891	$386,890
Net income	—	—	—	—	—	—	—	—	4,522	174	4,696
Stock-based compensation	—	—	—	—	—	—	6,565	—	—	—	6,565
Issuance of restricted stock units	720	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	8,839	8	(8,839)	(8)	—	—	—	—	—	—	—
Exercise of stock options	248	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(391)	—	—	—	—	—	(4,693)	—	—	—	(4,693)
Stock repurchase	(1,215)	(1)	—	—	1,215	(14,970)	—	—	—	—	(14,971)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(224)	—	—	—	(224)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(138)	(138)
Dividends declared	—	—	—	—	—	—	(3)	—	—	—	(3)
Dividends paid per share $0.04	—	—	—	—	—	—	(3,868)	—	—	—	(3,868)
Balance at March 31, 2025	75,816	$76	34,622	$35	9,698	$(91,618)	$635,625	$—	$(209,790)	$39,927	$374,255
Net income	—	—	—	—	—	—	—	—	3,383	817	4,200
Other comprehensive Income	—	—	—	—	—	—	—	4,036	—	144	4,180
Stock-based compensation	—	—	—	—	—	—	8,976	—	—	—	8,976
Issuance of equity consideration related to acquisition	1,670	2	—	—	—	—	19,281	—	—	—	19,283
Issuance of restricted stock awards	129	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	2,586	3	(2,586)	(3)	—	—	—	—	—	—	—
Exercise of stock options	428	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(287)	—	—	—	—	—	(865)	—	—	—	(865)
Stock repurchase	(2,501)	(3)	—	—	2,501	(26,257)	—	—	—	—	(26,260)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	95	—	—	—	95
Issuance of noncontrolling interests	—	—	—	—	—	—	(1,086)	—	—	10,610	9,524
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(221)	(221)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,226)	—	—	—	(4,226)
Balance at June 30, 2025	77,841	$78	32,036	$32	12,199	$(117,875)	$657,800	$4,036	$(206,407)	$51,277	$388,941
Net income	—	—	—	—	—	—	—	—	2,145	888	3,033
Other comprehensive Income	—	—	—	—	—	—	—	29	—	1	30
Stock-based compensation	—	—	—	—	—	—	11,259	—	—	—	11,259
Issuance of restricted stock units	20	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	33	—	(33)	—	—	—	—	—	—	—	—
Exercise of stock options	286	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(155)	—	—	—	—	—	(947)	—	—	—	(947)
Stock repurchase	(110)	—	—	—	110	(1,250)	—	—	—	—	(1,250)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	2	—	—	—	2
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(154)	(154)
Dividends declared	—	—	—	—	—	—	(5)	—	—	—	(5)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,119)	—	—	—	(4,119)
Balance at September 30, 2025	77,915	$78	32,003	$32	12,309	$(119,125)	$663,990	$4,065	$(204,262)	$52,012	$396,790

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,929	$13,966
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	28,890	23,039
Depreciation expense	1,261	646
Amortization of intangibles	17,663	19,312
Amortization of debt issuance costs and debt discount	1,111	1,063
Income from unconsolidated subsidiaries	(902)	(668)
Deferred tax expense	1,307	4,809
Loss on extinguishment of debt	—	132
Loss on issuance of noncontrolling interests	6,524	—
Remeasurement of contra-revenue put option	240	—
Amortization of contingent payment to customers	510	1,235
Remeasurement of contingent consideration	2,284	160
Change in operating assets and liabilities:
Accounts receivable	11,185	(6,508)
Due from related parties	(14,671)	(16,366)
Prepaid expenses and other assets	(14,546)	10,289
Right-of-use assets	3,036	2,828
Accounts payable and accrued expenses	(8,781)	9,179
Accrued compensation and benefits	(46,861)	14,681
Due to related parties	(1,426)	(412)
Other liabilities	167	(274)
Derivative liabilities	133	—
Contingent consideration	(2,214)	—
Deferred revenues	3,367	(689)
Lease liabilities	(152)	(3,164)
Net cash provided by operating activities	54	73,258

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(40,237)	—
Purchase of intangible assets	(17)	—
Funding of notes receivable	(467)	(382)
Proceeds from notes receivable	1,629	46
Investments in unconsolidated subsidiaries	(82)	(4)
Distributions from investments in unconsolidated subsidiaries	2,344	683
Software capitalization	(200)	(261)
Purchases of property and equipment	(4,031)	(3,440)
Net cash used in investing activities	(41,061)	(3,358)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	93,000	386,805
Repayments on debt obligations	(20,500)	(356,575)
Repurchase of Class A common stock	(42,482)	(48,691)
Repurchase of Class A common stock for employee tax withholding	(6,504)	(3,574)
Payment of contingent consideration	—	(2,565)
Dividends paid	(12,214)	(11,597)
Issuance of noncontrolling interests	3,001	—
Distributions to non-controlling interests	(533)	(634)
Debt issuance costs	—	(1,858)
Net cash provided by (used in) financing activities	13,768	(38,689)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(53)	—
Net change in cash, cash equivalents and restricted cash	(27,292)	31,211
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,115	32,057
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$40,823	$63,268

The Notes to Consolidated Financial Statements are an integral part of these statements.

P10, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,

	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,451	$15,231
Net cash paid for income taxes	$2,562	$1,437

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$10,242	$3,968
Additions to lease liabilities	10,242	3,968
Loss on issuance of noncontrolling interests	6,524	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$39,991	$61,451
Restricted cash	832	1,817
Total cash, cash equivalents and restricted cash	$40,823	$63,268

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in P10 Intermediate and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of P10 Intermediate, which can be exchanged into 3,916,666 shares of P10 Class A common stock. As of September 30, 2025, no units have been exchanged into shares of P10 Class A common stock.

On April 4, 2025, the Company completed the acquisition of Qualitas. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and net asset value ("NAV") financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels.

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of September 30, 2025 and December 31, 2024, the Board has approved $157.0 million and $92.0 million, respectively, for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of September 30, 2025, $131.0 million has been spent to buy back shares under this program and there is $26.0 million remaining for authorized repurchases under this program.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that estimates made in preparing the Consolidated Financial Statements are reasonable and prudent. The Consolidated Financial Statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, $1.6 million and $0, respectively, of cash and cash equivalents held at consolidated funds, which represents cash, that although not legally restricted, is not available to support the general liquidity needs of the Company, as the use of such amounts is generally limited to the activities of the consolidated funds until the consolidated funds' first closing, are included within cash and cash equivalents. As of September 30, 2025, and December 31, 2024, cash equivalents include money market funds of $25.7 million and $41.3 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Restricted Cash

Restricted cash as of September 30, 2025 and December 31, 2024 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Accounts Receivable and Due from Related Parties

Accounts receivable is equal to contractual amounts reduced for allowances, if applicable. Management fees are collected on a quarterly basis. Certain subsidiaries' management fee contracts are collected at the beginning of the quarter, while others are collected in arrears. The management fees reflected in accounts receivable at period end are those that are collected in arrears.

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

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible; based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of September 30, 2025 and December 31, 2024. If accounts are subsequently determined to be uncollectible they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of September 30, 2025 and December 31, 2024, respectively, there is $12.8 million and $0 within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credits purchases.

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

Property and Equipment

Property and equipment, including furniture and fixtures, computer and purchased software, leasehold improvements, and internal-use software, are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or service lives of the improvements, whichever is shorter, using the straight-line method. Direct costs associated with developing, purchasing or otherwise acquiring software for internal use are capitalized and amortized on a straight-line basis over the expected useful life of the software, beginning when the software is ready for its intended purpose. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated useful lives of the various assets are as follows:

Computers and purchased software	3 - 5 years
Furniture and fixtures	7 - 10 years

Long-lived Assets

Long-lived assets including property and equipment, lease right-of-use assets, and definite lived intangibles are evaluated for impairment under FASB ASC 360, Property, Plant, and Equipment. Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying values of long-lived assets are determined to not be recoverable if the undiscounted estimated future net operating cash flows directly related to the asset or asset group, including any disposal value, is less than the carrying amount of the asset. If the carrying value of an asset is determined to not be recoverable, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its fair value on the measurement date. Fair value is based on the best information available, including prices for similar assets and estimated discounted cash flows.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Revenue Share and Repurchase Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company believes it is probable that the remaining third parties will exercise their option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the contractual term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2025, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of September 30, 2025, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Qualitas and the acquisition of Bonaccord, respectively.

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

As of September 30, 2025 and December 31, 2024, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The Company estimates the fair value of the credit facility using Level 2 inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain similar borrowings.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The Company’s derivative assets and liabilities consist principally of interest rate collars, which are carried at fair value based on Level 2 inputs. Derivatives entered into by the Company are typically executed over-the-counter and are valued using discounted cash flows along with Black-Scholes option valuation models, where applicable, that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. See Note 11 for additional information.

The Company estimates the fair value of the due from related parties associated with the Advisory Agreements based on the current expectation of payments. If the payments are not expected to be made on a short-term basis, the fair value is estimated using Level 3 inputs and a discounted cash flow model. See Note 13 for further details on the Advisory Agreements.

The Company had a contingent consideration liability related to the acquisition of Bonaccord that was measured at fair value using Level 3 inputs and a discounted cash flow model. The contingent consideration was considered fully earned and was paid on January 24, 2025. As of December 31, 2024, the value was carried at the full balance of unpaid contingent consideration and is no longer subject to fair value measurements. As of September 30, 2025, the Company has a contingent consideration liability related to the acquisition of Qualitas that is measured at fair value using Level 3 inputs and a discounted cash flow model. See Note 11 for additional information.

Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk on our variable rate borrowings. To manage exposure to changes in interest rates, the Company uses derivative instruments, including interest rate collars, which limit exposure to rising rates while allowing partial participation in lower rates. The accounting for changes in the value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). Derivatives that are not designated as hedges are recorded at fair value with changes recognized in net income on the Consolidated Statements of Operations.

The Company applies cash flow hedge accounting to its interest rate collar agreements. To qualify for hedge accounting treatment, a derivative must be highly effective in offsetting changes in the expected future cash flows of the hedged item attributable to the hedged risk. Documentation of the hedging relationship, risk management objectives, and the method for assessing hedge effectiveness is completed at hedge inception and updated on an ongoing basis.

Revenue Recognition

Revenue is recognized when, or as, the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. While the determination of who the customer is in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the investment fund or the limited partners for the Company’s significant management and advisory contracts.

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

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. Interest income is from interest bearing fund bank accounts managed by the Company and is consideration per the Limited Partner Agreements. Interest income is recognized as it is earned. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities.

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

We file various federal, state, and local tax returns based on federal, state, and local consolidation and stand-alone tax rules as applicable.

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

When the Company is in a net income position, the denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units or vesting upon the termination of an acquisition holdback period. Also included in the diluted EPS denominator are the units of P10 Intermediate owned by the sellers of WTI, assuming the option to exchange the units for shares of Class A common stock of the Company is exercised in full. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

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

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. These non-recurring fair value measurements are based on unobservable (Level 3) inputs.

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

On September 18, 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which removed all references to project stages throughout Subtopic 350-40. This standard requires entities to start capitalizing software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used. ASU 2025-06 is effective for our fiscal year beginning on January 1, 2028. The Company is evaluating the effects of these amendments on our financial reporting.

On May 12, 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"), which replaces the requirement that the primary beneficiary always is the acquirer in an acquisition transaction of a VIE with language to require the entities to determine the accounting acquirer through consideration of the factors listed in ASC 805-10-55-12 through 55-15. ASU 2025-03 is effective for our fiscal year beginning on January 1, 2026. The Company is evaluating the effects of these amendments on our financial reporting.

Note 3. Acquisitions

Qualitas Acquisition

On April 4, 2025, the Company completed the Qualitas purchase for total consideration of $73.8 million. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and NAV financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels. The provisional fair value consisted of $24.4 million in net assets and $49.4 million in goodwill.

The following is a summary of consideration paid:

Fair Value
Cash	$42,705
Fair value of equity consideration	19,283
Fair value of contingent consideration	11,846
Total purchase consideration	$73,834

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,468
Accounts receivable	1,409
Due from related parties	51
Prepaid expenses and other assets	351
Property and equipment, net	170
Right-of-use assets	775
Intangible assets, net	31,306
Total assets acquired	$36,530
LIABILITIES
Accounts payable and accrued expenses	$2,105
Accrued Compensation and benefits	176
Deferred revenues	1,246
Lease liabilities	775
Deferred tax liabilities	7,826
Total liabilities assumed	$12,128

Net identifiable assets acquired	$24,402
Goodwill	49,432
Net assets acquired	$73,834

The provisional fair value of the identifiable intangible assets was calculated using a discounted cash flow model based on a risk adjusted discount rate. The determined risk adjusted discount rates for the identifiable intangible assets ranged from 15.5% to 17%. The determined risk adjusted discount rates were a significant unobservable input. The following table presents the fair value of the identifiable intangible assets acquired:

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Management fees	$71,772	$71,378	$206,839	$202,461
Advisory fees	2,544	1,217	5,728	3,731
Subscriptions	167	148	553	515
Other revenue	1,446	1,500	3,180	4,727
Total revenues	$75,929	$74,243	$216,300	$211,434

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $0.1 million and $11.8 million of revenue for the three and nine months ended September 30, 2025, respectively, that was included in the contract liabilities balance as of December 31, 2024.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. Net management fee earnings the third-party has the right to receive is based on the total capital committed. For the three and nine months ended September 30, 2025, the strategic alliance expense reported was $0 and $0.7 million, respectively. For the three and nine months ended September 30, 2024, the strategic alliance expense reported was $0.6 million and $2.2 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

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

Simultaneously with the third-party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third-party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% net management fee earnings, with all other distributions being provided to the Company. The portion of income or loss and the corresponding equity attributable to third-party equity holder is recognized in non-controlling interest on the consolidated financial statements. The Company recognized $0 and $6.5 million loss on the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord for the three and nine months ended September 30, 2025, which is included in other income/(loss) on the Consolidated Statements of Operations.

The same third-party also has the option to purchase equity in Bonaccord under similar terms for Bonaccord Fund III ("Fund III"), except for every $5 million committed, up to a maximum of $250.0 million in irrevocable capital commitments to Fund III, the third party can purchase 9.8 basis points, up to a maximum of 4.9%. This maximum commitment has been met as of September 30, 2025. Fund III has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord. If exercised, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund III. For funds subsequent to Fund III, the third-party has continual commitment conditions. If these commitment conditions are not

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

satisfied, then within 60 days of the final closing of such subsequent fund, the Company may elect to repurchase the equity granted to the third-party from exercising their options related to Fund II and Fund III. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of September 30, 2025, the balance outstanding is $5.0 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at Secured Overnight Financing Rate ("SOFR") plus 2.10% and are payable annually on October 13th in arrears, with any unpaid interest being capitalized and added to the outstanding principal balance. As of September 30, 2025, the balance outstanding is $1.1 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of September 30, 2025, the balance outstanding is $0.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of September 30, 2025 and December 31, 2024, the total notes receivable balance associated with these notes was $6.3 million and $7.5 million, respectively. The Company recognized interest income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include P10 Intermediate, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, and Qualitas. The assets of the consolidated VIEs totaled $649.7 million and $587.9 million as of September 30, 2025 and December 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $530.0 million and $463.3 million as of September 30, 2025 and December 31, 2024, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy P10’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of P10.

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

As of September 30, 2025, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses, and $0.1 related to ECG’s tax credit finance businesses. As of December 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of September 30,	As of December 31,
	2025	2024
Computers and purchased software	$2,110	$1,945
Furniture and fixtures	3,146	2,229
Leasehold improvements	9,185	6,217
	14,441	10,391
Less: accumulated depreciation	(4,756)	(3,631)
Total property and equipment, net	$9,685	$6,760

Note 10. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2025 are as follows:

Balance at December 31, 2024	$506,038
Increase from acquisitions	49,432
Change related to foreign currency translations	3,396
Balance at September 30, 2025	$558,866

During the nine months ended September 30, 2025, there was a revision to the provisional fair value of the Qualitas contingent consideration as a result of a change in one underlying assumption. This revision resulted in a purchase price adjustment of $0.6 million to goodwill and contingent consideration.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Intangibles consists of the following as of September 30, 2025:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2024	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of September 30, 2025	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2024	$—	$194,666	$2,386	$28,240	$225,292
Additions, net of adjustments	9,776	20,102	566	879	31,323
Adjustment for fully amortized intangibles	—	—	(2,200)	—	(2,200)
Impact of exchange rate movements	680	1,398	39	60	2,177
Balance as of September 30, 2025	$10,456	$216,166	$791	$29,179	$256,592

Accumulated Amortization
Balance as of December 31, 2024	$—	$(134,494)	$(2,292)	$(8,322)	$(145,108)
Amortization expense	(133)	(15,502)	(109)	(1,919)	(17,663)
Adjustment for fully amortized intangibles	—	—	2,200	—	2,200
Impact of exchange rate movements	(3)	(30)	(1)	—	(34)
Balance as of September 30, 2025	$(136)	$(150,026)	$(202)	$(10,241)	$(160,605)

Total intangible assets, net balance as of September 30, 2025	$10,320	$66,140	$619	$36,313	$113,392

Intangibles consists of the following as of September 30, 2024:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2023	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of September 30, 2024	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2023	$—	$194,666	$2,380	$28,240	$225,286
Impact of exchange rate movements	—	—	—	—	—
Balance as of September 30, 2024	$—	$194,666	$2,380	$28,240	$225,286

Accumulated Amortization
Balance as of December 31, 2023	$—	$(111,873)	$(1,834)	$(5,789)	$(119,496)
Amortization expense	—	(16,966)	(447)	(1,899)	(19,312)
Balance as of September 30, 2024	$—	$(128,839)	$(2,281)	$(7,688)	$(138,808)

Total intangible assets, net balance as of September 30, 2024	$—	$65,827	$129	$37,927	$103,883

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

2025	$6,188
2026	21,647
2027	18,403
2028	14,573
2029	11,649
Thereafter	23,527
Total amortization	$95,987

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$79,842	$50,820	$68,010	$42,529	3	Note 13
Liabilities
Debt Obligations	$393,394	$393,394	$319,783	$319,783	2	Note 12

As of September 30, 2025 and December 31, 2024, debt obligations' carrying value approximates fair value.

Earnouts associated with the acquisitions of Bonaccord and Qualitas

Included in total consideration of the acquisition of Bonaccord was an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers was based on achieving specific fundraising targets and any amounts paid to the sellers was required to be paid by October 2027, at which point the earnout expires. Payments were made after each fund close. As of September 30, 2025, the full $20.0 million earnout payment has been earned and paid, of which $2.2 million was paid in the nine months ended September 30, 2025. Total remeasurement expense recognized for both the three and nine months ended September 30, 2025 was $0. Total remeasurement expense recognized for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. As of December 31, 2024, with all contingent consideration for the acquisition of Bonaccord considered fully earned, the liability transferred out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. As of September 30, 2025, there were no remaining liabilities related to the Bonaccord acquisition.

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post acquisition. Any earnout payment will be paid no later than December 31, 2028 in a mix of cash and Class A common stock at the seller's election, with no more than 65% payable in cash. As of September 30, 2025, no earnout payment has been earned or paid. Total remeasurement expense recognized for both the three and nine months ended September 30, 2025 was $1.2 million and $2.3 million. This is included in contingent consideration expense on the Consolidated Statements of Operations.

Derivative instruments and hedging activities

In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its variable-rate borrowings under the Amended and Restated Credit Agreement (as defined below). The

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month United Stated Dollar ("USD") SOFR Chicago Mercantile Exchange ("CME") term rate ("USD-SOFR-CME"), with a cap strike rate of 4.25% and a floor strike rate of 2.31%.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair value of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. For the three and nine months ended September 30, 2025, the Company recorded an unrealized loss on interest rate derivatives, net of tax for $0.1 million, which is included in other comprehensive income. The Company estimates that an insignificant amount currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

When derivatives are used, the Company is exposed to credit loss in the event of non-performance by the counterparties; non-performance risk is incorporated into the valuation of the hedges, but non-performance by any of our derivative counterparties is not anticipated. ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks, which are significant observable inputs or Level 2 inputs.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 30, 2025 and 2024.The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The table below presents all items measured at fair value as of September 30, 2025.

	As of September 30, 2025
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$-	$-	$14,921	$14,921
Derivative liabilities	-	176	-	176
Total liabilities	$-	$176	$14,921	$15,097

For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the nine months ended September 30, 2025.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Nine Months Ended September 30,
	2025	2024
Balance, beginning of year:	$-	$6,693
Additions	11,846	-
Change in fair value	2,284	160
Impact of exchange rate movements	791	-
Settlements	-	(2,565)
Transfers out of level 3 measurement	-	(4,288)
Balance, end of period:	$14,921	$-

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

Revolver facility	$72,500	$-
Debt issuance costs	(2,618)	(3,308)
Revolver facility, net	$69,882	$(3,308)

Term loan	$325,000	$325,000
Debt issuance costs	(1,488)	(1,909)
Term loan, net	$323,512	$323,091
Total debt obligations, net	$393,394	$319,783

The principal balance consists of the following tranches as of September 30, 2025:

	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date

Term Loan	$325,000	2.60%	4.25%	11/5/2025
Revolver - Tranche 1	28,000	2.60%	4.20%	11/28/2025
Revolver - Tranche 2	4,500	2.60%	4.32%	10/9/2025
Revolver - Tranche 3	6,500	2.60%	4.32%	10/24/2025
Revolver - Tranche 4	4,500	2.60%	4.02%	12/17/2025
Revolver - Tranche 5	29,000	2.60%	4.01%	12/23/2025
Total	$397,500

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

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum leverage ratio. As of September 30,

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

2025, P10 was in compliance with its financial and other covenants required under the facility. For the three and nine months ended September 30, 2025, $6.6 million and $19.1 million of interest expense was incurred, respectively. For the three and nine months ended September 30, 2024, $6.3 million and $17.5 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of September 30, 2025 are as follows:

2025	$4,063
2026	16,250
2027	16,250
2028	360,937
Total	$397,500

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, a related party, for office space that served as our corporate headquarters until June 2025. The monthly rent expense is $20.3 thousand, and the lease expires December 31, 2029. In the fourth quarter of 2022, the Company sublet an additional amount of office space in the corporate headquarters. This contributed an additional $3.4 thousand monthly. P10 has paid $0.1 million and $0.2 million in rent to 210 Capital, LLC for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. As of both December 31, 2024 and September 30, 2025, this is no longer a related party transaction.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2025, the total accounts receivable from the Funds totaled $35.0 million, of which $21.3 million related to fees earned but not yet received and $13.7 million related to reimbursable expenses. As of December 31, 2024, the total accounts receivable from the Funds totaled $42.5 million, of which $30.4 million related to fees earned but not yet received and $12.1 million related to reimbursable expenses. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of September 30, 2025, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $12.5 thousand and $18.1 thousand for the three and nine months ended September 30, 2024. As of September 30, 2025, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $90.1 million of the total $119.6 million advisory fees have been recognized as revenue. There was $29.5 million in remaining performance obligations related to these agreements, which will be recognized between October 1, 2025 and March 31, 2032. For the three and nine months ended September 30, 2025, advisory fees earned or recognized under these agreements were $3.5 million and $10.6 million, respectively, and $4.4 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the associated receivable was $76.4 million and $65.8 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

not paid within 30 days. Revenues from interest on outstanding balances were $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the associated interest receivable was $3.5 million and $2.2 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”), immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services at the direction of ECG. The Company recognized $2.7 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, and $3.8 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, related to this agreement within compensation and benefits on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the associated accrual was $1.9 million and $3.4 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $0 for both the three and nine months ended September 30, 2025 and $6.2 million and $10.5 million for the three and nine months ended September 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two former members of the Board of Directors of the Company were directors of Crossroads and had recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $5 thousand and $15 thousand has been recognized for the three and nine months ended September 30, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company recognized $5 thousand and $15 thousand for the three and nine months ended September 30, 2024, respectively.

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $1.5 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

The Company leases an insignificant amount of office equipment under non-cancelable financing leases, with the longest lease expiring in 2030. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment is included in general, administrative, and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of September 30, 2025:

Operating lease right-of-use assets	$24,623
Operating lease liabilities	$30,473
Net cash paid during the nine months ended September 30, 2025 for operating lease liabilities	$668
Weighted-average remaining lease term (in years)	6.62
Weighted-average discount rate	5.98%

The future contractual lease payments as of September 30, 2025 are as follows:

2025	$946
2026	5,338
2027	5,693
2028	5,311
2029	6,005
Thereafter	14,482
Total undiscounted lease payments	37,775
Less imputed interest	(7,302)
Total operating lease liabilities	$30,473

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company expected the first two of three EBITDA hurdles to be achieved. As of September 30, 2025, the first hurdle has been achieved, however the Company does not expect the second or third EBITDA hurdles to be achieved. The change in estimate for the second EBITDA hurdle resulted in a reversal of expense recognized for the three and nine months ended September 30, 2025, $0 and $3.5 million, respectively, while for the three and nine months ended September 30, 2024, $3.1 million and $9.2 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of September 30, 2025, the Company has paid $35.0 million for the achievement of the first EBITDA hurdle and there was no remaining liability related to the WTI earnout. As of December 31, 2024, the balance was $38.5 million, which is included in accrued compensation and benefits in the Consolidated Balance Sheets.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. For the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $1.5 million of expense, respectively, and for the three and nine months ended September 30, 2024, $0.5 million and $1.5 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the balance was $5.9 million and $4.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers ("Third Parties"). The agreements require ECG to share in certain revenues earned with the Third Parties and also include an option for the Third Parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share became exercisable in July 2025. Some Third Parties exercised their rights to sell back their revenues. As of September 30, 2025, no payment has been made to the Third Parties that exercised due to ongoing discussions between the Company and the Third Parties. The remaining Third Parties extended their participations. This extension also adjusted their ability to exercise the options to no earlier than December 23, 2028. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the underlying funds. As of September 30, 2025, the Company has determined that the remaining put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of September 30, 2025 and December 31, 2024, the associated liabilities were $13.7 million and $13.8 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $9.5 million and $10.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company recognized $0.2 million and $0.5 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.1 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2024, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and Clifford GP does not have the means to settle themselves. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. As of September 30, 2025 and December 31, 2024, the associated liabilities were $10.4 million and $10.1 million, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. There was $0 and $0.3 million of expense for the three and nine months ended September 30, 2025, respectively, and no expense recognized for both the three and nine months ended September 30, 2024, which was included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

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

Based on these methodologies, the Company’s worldwide effective income tax rate was 25.76% and 18.43% for the three and nine months ended September 30, 2025, respectively. The Company's effective income tax rate was 48.49% and 32.52% for the three and nine months ended September 30, 2024, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, foreign taxes as a result of statutory rate difference between Spain and the U.S., and a discrete period recognition of windfall tax adjustments related to options exercised year-to-date.

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2025, the Company has recorded a $12.8 million valuation allowance against deferred tax assets, primarily related to a note impairment. There was no change to the valuation allowance during the nine months ended September 30, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The legislation has multiple effective dates, with certain provision effective in 2025 and others implemented through 2027. OBBBA did not have a significant impact on our provision for income taxes for the three months ended September 30, 2025, and we do not anticipate a significant impact on our effective tax rate for the full year 2025.

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

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

shareholders authorized an increase of 11,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of September 30, 2025, there are 8,015,351 shares available for grant under the Plan.

Equity-Based Compensation - Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)

Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Granted	2,271,044	12.61
Exercised	(961,068)	4.27
Expired/Forfeited	(632,829)	10.40
Outstanding as of September 30, 2025	13,643,044	$9.48	7.17	$24,770,439
Exercisable as of September 30, 2025	2,199,842	$5.30	5.24	$12,334,629

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options exercise, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Stock price volatility is estimated using a weighted average of P10 and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $2.1 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $7.1 million for the three and nine months ended September 30, 2024, respectively. The total associated income tax benefit was $2.6 million and $7.4 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2025 was $25.3 million and is expected to be recognized over a weighted average period of 2.54 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the nine months ended September 30,
	2025	2024
Expected life (in years)	6.75	6.75
Expected volatility	37.50%	37.50%
Risk-free interest rate	4.45%	4.23%
Expected dividend yield	1.11%	1.63%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0 and $1.0 million of associated income tax benefit for the three and nine months ended September 30, 2025, respectively, and $0 and $0.6 million for the three and nine months ended September 30, 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of September 30, 2025 was $0.8 million and is expected to be recognized over a weighted average period of 0.7 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2024	93,473	$8.02
Granted	128,603	9.37
Vested	(93,473)	8.02
Forfeited	—	—
Outstanding as of September 30, 2025	128,603	$9.37

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted restricted stock units ("RSUs") to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on one of the following methods: (1) the closing market price on the day of the grant, (2) the closing market price on the day prior to grant, or (3) a 30-day volume weighted average price ("VWAP") is recognized as expense ratably over the requisite service period of the awards. Most of the shares currently vest one year from the grant date excluding certain executive RSUs, the Bonaccord Units and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord Units, Executive Transition Units, and Executive Market Units, which are discussed in more detail below, was $4.0 million and $11.2 million for the three and nine months ended September 30, 2025, respectively, and $2.0 million and $7.2 million for the three and nine months ended September 30, 2024, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0.2 million and $9.3 million of associated income tax benefit for the three and nine months ended September 30, 2025, respectively, and $0 and $6.0 million for the three and nine months ended September 30, 2024, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of September 30, 2025 was $7.8 million and is expected to be recognized over a weighted average period of 0.79 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of September 30, 2025, certain performance metrics have been met and specific employees have earned and been paid $17.5 million in value of which $6.6 million was settled in shares and $10.9 million was settled in cash.

With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Units") and cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and $11.9 million as 994,762 Additional Units that would vest upon meeting certain performance metrics. As of September 30, 2025, an additional 291,424 of the Additional Units remain to be allocated. On May 12, 2025, the Company evaluated that all the Bonaccord Units are probable to be earned. The Company evaluates when it is probable that the Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. An expense of $4.2 million and $7.9 million has been recorded for the three and nine months ended September 30, 2025, respectively, and $3.1 million and $3.2 million for the three and nine months ended September 30, 2024 on the Consolidated Statements of

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Operations. The income tax benefit associated with the Bonaccord Units was $0 and $6.1 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $3.5 million for the three and nine months ended September 30, 2024, respectively. Unrecognized stock-based compensation expense related to the Bonaccord Units as of September 30, 2025 was $6.1 million and is expected to be recognized over 1.75 years.

On October 23, 2023, the Company transitioned from our former co-CEOs to our current CEO ("Executive Transition"). The Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The award had a stated value of $4.0 million and was issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on a straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. As of December 31, 2024, all Executive Transition Units have vested and been issued. No stock compensation expense for these units were incurred for both the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, $1.8 million and $3.0 million of stock compensation expense, respectively, was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the Executive Transition Units for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of September 30, 2025, none of the Executive Market Units have vested. For the three and nine months ended September 30, 2025, $0.6 million and $2.0 million of stock compensation expense was recognized on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, $0.6 million and $2.0 million of stock compensation expense was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the three and nine months ended September 30, 2025 and 2024. The unrecognized expense associated with the Executive Market Units was $5.6 million as of September 30, 2025.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2024	1,422,269	$8.68
Granted	947,331	12.57
Vested	(740,708)	8.04
Forfeited	—	—
Outstanding as of September 30, 2025	1,628,892	$11.54

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in P10 Intermediate that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to P10	$2,145	$1,406	$10,050	$13,420
Adjustment for:
Net income attributable to noncontrolling interests in P10 Intermediate	210	(73)	538	546
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$2,355	$1,333	$10,588	$13,966
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to P10	109,933	111,374	110,612	112,954
Weighted shares assumed upon exercise of partnership units	3,917	3,917	3,917	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,588	3,985	3,736	3,867
Weighted shares assumed upon the termination of an acquisition equity holdback period	364	-	243	-
Denominator for earnings per share assuming dilution	117,802	119,276	118,508	120,738
Earnings per Class A share—basic	$0.02	$0.01	$0.09	$0.12
Earnings per Class A share—diluted	$0.02	$0.01	$0.09	$0.12
Earnings per Class B share—basic	$0.02	$0.01	$0.09	$0.12
Earnings per Class B share—diluted	$0.02	$0.01	$0.09	$0.12

The computations of diluted earnings per share on a weighted average basis would exclude 8.3 million and 8.0 million options and RSUs for the three and nine months ended September 30, 2025, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 8.1 million and 10.1 million options for the three and nine months ended September 30, 2024, respectively, because the options were anti-dilutive.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three and nine months ended September 30, 2025. No individual client constituted more than 10% of the Company's total revenues for the three and nine months ended September 30, 2024. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three and nine months ended September 30, 2025 and 2024, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three and nine months ended September 30, 2025 and 2024.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of September 30, 2025, 73% of the Company's long-lived assets were in the United States and 27% of the Company's long-lived assets were in Spain. As of December 31, 2024, most of the Company's long-lived assets were in the United States. No individual foreign country constituted more than 10% of the Company's long-lived assets as of December 31, 2024.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues	$75,929	$74,243	$216,300	$211,434
Less: cash compensation and benefits, net of one-time expenses	(27,317)	(26,770)	(78,521)	(77,548)
Less: stock-based compensation	(11,269)	(9,648)	(28,890)	(23,039)
Less: management profit share(2)	(1,014)	(2,516)	(3,167)	(4,592)
Less: professional fees, net of one-time expenses	(3,775)	(3,835)	(11,093)	(9,785)
Less: general, administrative and other, net of one-time expenses	(6,636)	(5,095)	(18,860)	(15,245)
Less: placement agent expenses	(1,773)	(1,058)	(4,307)	(3,419)
Less: other segment items (1)	(21,112)	(23,988)	(59,533)	(63,840)
Net income	$3,033	$1,333	$11,929	$13,966

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Compensation and benefits	$42,321	$42,531	$111,546	$115,893
Adjustments:
Stock-based compensation	(11,269)	(9,648)	(28,890)	(23,039)
Management profit share(2)	(1,014)	(2,516)	(3,167)	(4,592)
One-time expenses (1)	(2,721)	(3,597)	(968)	(10,714)
Cash compensation and benefits, net of one-time expenses	$27,317	$26,770	$78,521	$77,548

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

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Professional fees	$6,483	$9,169	$19,741	$16,472
Adjustments:
One-time expenses (1)	(2,708)	(5,334)	(8,648)	(6,687)
Professional fees, net of one-time expenses	$3,775	$3,835	$11,093	$9,785

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

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General, administrative and other	$9,055	$6,606	$24,704	$19,680
Adjustments:
Placement agent expenses	(1,773)	(1,058)	(4,307)	(3,419)
One-time expenses (1)	(646)	(453)	(1,537)	(1,016)
General, administrative and other, net of one-time expenses	$6,636	$5,095	$18,860	$15,245

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

P10, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.3 million an $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024.

Note 19. Subsequent Events

On November 4, 2025, the Board of Directors of the Company declared a quarterly cash dividend of $0.0375 per share of Class A and Class B common stock, payable on December 19, 2025, to the holders of record as of the close of business on November 28, 2025.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after September 30, 2025, the Consolidated Balance Sheets date, through the date the Consolidated Financial Statements were issued, and determined there have been no additional events or transactions that would materially impact the Consolidated Financial Statements.

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

As of September 30, 2025, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 72 investment professionals with an average of 26+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated over the past 20 years, including over 4,500+ investors, 310+ fund managers, 690+ private market funds and 5,500+ portfolio companies. We have 70 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,400+ investment firms, 62,500+ funds, 69,500+ individual transactions, 49,400+ private companies and 537,500+ financial metrics. As of September 30, 2025, PES has raised a total of $24.2 billion assets under management ("AUM"), of which $17.2 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 16 investment professionals with an average of 24+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated over the past 17+ years, including over 2,000+ investors, 120+ fund managers, 120+ direct investments, 440+ private market funds and 16,000+ portfolio companies. We have 22 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2025, VCS has raised a total of $10.8 billion AUM, of which $6.6 billion of FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 52 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated over the past 22 years, including 540+ investors across 49 active investment vehicles and 1,800+ portfolio companies with $10.2+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 1,400+ credit opportunities annually. We currently maintain 90+ active sponsor relationships and have 125+ platform investments. Within PCS, the Company has investments that target historic building preservation, brownfield remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of September 30, 2025, PCS has raised a total of $7.5 billion AUM, of which $5.3 billion are FPAUM. Of the total AUM, impact assets represent $4.5 billion supporting investments in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimate of over 2,900 GWh of renewable energy from inception to December 31, 2024.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. P10’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $15.5 billion of our FPAUM as of September 30, 2025.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. P10’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $10.7 billion of our FPAUM as of September 30, 2025.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary funds comprise approximately $2.9 billion of our FPAUM as of September 30, 2025.

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

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay privately held or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search of lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes, and (b) legislation that allows retirement plans to add private equity vehicles as an investment option and impact investing by the institutional and high net worth investor community, and demand from high-net-worth individuals, also known as retail investors.
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
•
Expanding asset class solutions, broadening geographic reach and growing private markets network effect. Our ability to continue growing is impacted by our scalability and ability to maximize investor relationships. The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and an ability to deliver multiple asset classes and vehicle solutions to streamline relationships and pursue cost efficiency. Our scalable business model is well positioned to expand and grow our footprint as we develop our position within the private markets ecosystem to further leverage our synergistic solutions offering. We currently have a leading presence in North America and now with the acquisition of Qualitas, a presence in Europe. We believe that expanding our investor presence into international markets will be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe that the growing number of private markets focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi-asset class manager selection.
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
•
Increased competition to work with top private equity fund managers. There has been a trend amongst larger private markets investors to consolidate the number of general partners with which they invest and work with. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.
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

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria. Incentive fees consists of carried interest income from a pre-acquisition legacy managed fund and incremental incentive revenues earned as a part of an advisory agreement between ECG and Crossroads Impact Corp, which was terminated by the parties on December 23, 2024.

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company believes it is probable that the remaining third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the estimated length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

Results of Operations

For the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$74,316	$72,595	$1,721	2%	$212,567	$206,192	$6,375	3%
Other revenue	1,613	1,648	(35)	(2)%	3,733	5,242	(1,509)	(29)%
Total revenues	75,929	74,243	1,686	2%	216,300	211,434	4,866	2%
OPERATING EXPENSES
Compensation and benefits	42,321	42,531	(210)	(0)%	111,546	115,893	(4,347)	(4)%
Professional fees	6,483	9,169	(2,686)	(29)%	19,741	16,472	3,269	20%
General, administrative and other	9,055	6,606	2,449	37%	24,704	19,680	5,024	26%
Contingent consideration expense	1,175	39	1,136	N/A	2,284	160	2,124	N/A
Amortization of intangibles	6,195	6,437	(242)	(4)%	17,663	19,312	(1,649)	(9)%
Strategic alliance expense	—	635	(635)	(100)%	703	2,153	(1,450)	(67)%
Total operating expenses	65,229	65,417	(188)	(0)%	176,641	173,670	2,971	2%
INCOME FROM OPERATIONS	10,700	8,826	1,874	21%	39,659	37,764	1,895	5%
OTHER (EXPENSE)/LOSS
Interest expense, net	(6,987)	(6,692)	(295)	4%	(20,203)	(18,583)	(1,620)	9%
Other (loss)/income	371	454	(83)	(18)%	(4,831)	1,516	(6,347)	N/A
Total other (expense)	(6,616)	(6,238)	(378)	6%	(25,034)	(17,067)	(7,967)	47%
Income before income taxes	4,084	2,588	1,496	58%	14,625	20,697	(6,072)	(29)%
Income tax expense	(1,051)	(1,255)	204	(16)%	(2,696)	(6,731)	4,035	(60)%
NET INCOME	$3,033	$1,333	$1,700	128%	$11,929	$13,966	$(2,037)	(15)%

Revenues

For the Three Months Ended September 30, 2025 and September 30, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended September 30, 2025 and September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, revenues increased by $1.7 million or 2% due to higher management and advisory fees across the Company as well as expanding operations through the Qualitas acquisition.

Management and advisory fees increased by $1.7 million, or 2%, to $74.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The growth in management and advisory fees is attributable to continued success in fundraising and deploying capital. Furthermore, the Qualitas acquisition added to our fee base. Catch-up fees for the three months ended September 30, 2025 were $0.4 million. Catch-up fees are primarily associated with fund closings at Qualitas, RCP, and TrueBridge.

For the Nine Months Ended September 30, 2025 and September 30, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% for the nine months ended September 30, 2025 and September 30, 2024. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, revenues increased by $4.9 million or 2% primarily due to higher management and advisory fees across the Company as well as expanding operations through the Qualitas acquisition.

Management and advisory fees increased by $6.4 million, or 3%, to $212.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The growth in management and advisory fees is attributable to continued success in fundraising and deploying capital. Furthermore, the Qualitas acquisition added to our fee base. Catch-up fees for the nine months ended September 30, 2025 were $4.9 million associated with the fund closings at Qualitas, RCP, and TrueBridge.

Other revenues decreased by $1.5 million or 29% to $3.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily driven by revenue recognized in 2024 from carried interest income from a pre-acquisition legacy managed fund in other revenue of $1.9 million that did not recur in 2025. The decrease was offset slightly by an increase of $0.6 million of income associated with ancillary services performed for certain funds in other revenue.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$42,321	$42,531	$(210)	(0)%	$111,546	$115,893	$(4,347)	(4)%
Professional fees	6,483	9,169	(2,686)	(29)%	19,741	16,472	3,269	20%
General, administrative, and other	9,055	6,606	2,449	37%	24,704	19,680	5,024	26%
Contingent consideration expense	1,175	39	1,136	N/A	2,284	160	2,124	N/A
Amortization of intangibles	6,195	6,437	(242)	(4)%	17,663	19,312	(1,649)	(9)%
Strategic alliance expense	—	635	(635)	(100)%	703	2,153	(1,450)	(67)%
Total operating expenses	$65,229	$65,417	$(188)	(0)%	$176,641	$173,670	$2,971	2%

Operating Expenses

For the Three Months Ended September 30, 2025 and September 30, 2024

Total operating expenses decreased by $0.2 million, or 0%, to $65.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily due to a decrease in professional fees, strategic alliance expense, amortization of intangibles, as well as compensation and benefits expense offset by increases in contingent consideration expense as well as general, administrative, and other.

Compensation and benefits expense decreased by $0.2 million, or 0%, to $42.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was driven by a $3.1 million decrease in compensation expense due to the achievement of the first EBITDA hurdle under the WTI earnout paired with the second hurdle no longer being probable of achievement prior to the three months ended September 30, 2025. This decrease was offset by a $1.7 million increase in stock compensation, which consists of a $1.1 million increase related to the 2025 grant of Bonaccord Units paired with an increase of $0.6 million for management stock awards. Additionally, this decrease was offset by a $1.2 million increase in general compensation expense in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Professional fees decreased by $2.7 million, or 29%, to $6.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily driven by a decrease of professional fees associated with the Company's debt refinancing in the three months ended September 30, 2024.

Contingent consideration expense increased by $1.1 million to $1.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily driven by the remeasurement of the Qualitas earnout, related to the Qualitas acquisition in April 2025.

General, administrative, and other increased by $2.4 million, or 37%, to $9.1 million, due primarily to expanding operations with the Qualitas acquisition, increases in ongoing enhancements to infrastructure, technology, and security, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $0.2 million, or 4%, to $6.2 million, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was due to decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

Strategic alliance expense decreased by $0.6 million, or 100%, to $0 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

For the Nine Months Ended September 30, 2025 and September 30, 2024

Total operating expenses increased by $3.0 million, or 2%, to $176.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was due to increases in professional fees, general, administrative and other expense, as well as contingent consideration offset by the decrease in compensation and benefits, amortization of intangibles and strategic alliance expense.

Compensation and benefits expense decreased by $4.3 million, or 4%, to $111.5 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was driven by a $12.7 million decrease in compensation expense due to the second tranche of the WTI earn-out no longer being probable of achievement in the nine months ended September 30, 2025. This decrease was offset by a $5.9 million increase in stock compensation, which consists of a $4.7 million increase related to the second grant of Bonaccord Units and an increase of $1.2 million for management stock awards. Additionally, this decrease was offset slightly by a $1.8 million increase in general compensation expense in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Professional fees increased by $3.3 million, or 20%, to $19.7 million. The primary driver for the increase in professional fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was an increase of $2.4 million in professional and legal expenses associated with acquisition activity and other strategic transactions during the nine months ended September 30, 2025 as well as normal course of business such as filings and due diligence for acquisitions. Additionally fees related to audit, SEC Rule 404(b) implementation, tax, and compliance services provided to the Company increased by $0.9 million.

Contingent consideration expense increased by $2.1 million to $2.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily driven by the remeasurement of the Qualitas earnout, related to the Qualitas acquisition in April 2025.

General, administrative and other increased by $5.0 million, or 26%, to $24.7 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily driven by ongoing enhancements to infrastructure, technology, and security, expanding operations with the acquisition of Qualitas, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $1.6 million, or 9%, to $17.7 million, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG was driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge were driven by asset management fee contracts' amortization schedules, which are based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

Strategic alliance expense decreased by $1.5 million, or 67%, to $0.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

For the Three Months Ended September 30, 2025 and September 30, 2024

Other expense increased by $0.4 million, or 6%, to $6.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was driven by an increase in interest expense of $0.3 million on the debt facility due to a larger outstanding debt balance for the three months ended September 30, 2025.

For the Nine Months Ended September 30, 2025 and September 30, 2024

Other expense increased by $8.0 million, or 47%, to $25.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was driven by $6.5 million increase in expenses included in other (loss)/income related to a loss recognized for the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord as well as a $1.6 million increase in interest expense due to a larger outstanding debt balance for the nine months ended September 30, 2025 offset slightly by a $0.2 million increase in income from unconsolidated subsidiaries.

Income Tax Expense

For the Three Months Ended September 30, 2025 and September 30, 2024

Income tax expense was $1.1 million for the three months ended September 30, 2025, a decrease of $0.2 million from $1.3 million for the three months ended September 30, 2024. This reduction was primarily due to a decrease in non-deductible expenditures in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2025 and September 30, 2024

Income tax expense decreased by $4.0 million to $2.7 million for the nine months ended September 30, 2025 compared to an expense of $6.7 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in income and an increase in stock-based compensation-related tax benefit in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$28,875	$23,835	$25,677	$23,259
Add:
Acquisitions	—	—	980	—
Capital raised (1)	679	1,251	3,288	2,457
Capital deployed (2)	236	122	989	428
Net Asset Value Change (3)	—	—	(1)	(4)
Impact of exchange rate movements	3	—	85	—
Less:
Scheduled fee base stepdowns	(163)	(277)	(626)	(439)
Expiration of fee period	(510)	(8)	(1,272)	(778)
Balance, End of period	$29,120	$24,923	$29,120	$24,923

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.

(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of September 30, 2025

FPAUM increased by $0.2 million to $29.1 million for the three months ended September 30, 2025, due primarily to an increase in capital raised and capital deployed from our private equity and private credit which was offset by a decline of fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes during the three months ended September 30, 2025 and September 30, 2024 as well as during the nine months ended September 30, 2025 and September 30, 2024 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Income	$3,033	$1,333	$11,929	$13,966
Adjustments:
Depreciation & amortization	6,886	7,254	19,456	21,411
Interest expense, net	6,987	6,692	20,203	18,584
Income tax expense	1,051	1,255	2,696	6,731
Non-recurring expenses	6,279	5,556	20,923	7,131
Non-cash stock-based compensation	6,285	5,765	18,821	17,482
Non-cash stock-based compensation - acquisitions	4,984	3,882	10,069	5,557
Earn out related compensation	504	3,597	(1,984)	10,714
Non-fee related income	—	(248)	(39)	(2,182)
Fee-Related Earnings	$36,009	$35,086	$102,074	$99,394
Plus:
Non-fee related income	—	248	39	2,182
Less:
Strategic alliance noncontrolling interests expense	(679)	—	(1,342)	—
Cash interest expense	(6,514)	(4,189)	(19,451)	(15,231)
Cash income taxes, net of taxes related to acquisitions	(249)	(388)	(2,562)	(1,437)
Adjusted Net Income	$28,567	$30,757	$78,758	$84,908

Total Revenues	$75,929	$74,243	$216,300	$211,434
Adjustments:
Non-Fee Related Revenue	—	(1,317)	(39)	(5,192)
Fee-Related Revenue	$75,929	$72,926	$216,261	$206,242

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$40,823	$68,115	$(27,292)	(40)%
Goodwill and other intangibles	672,258	603,627	68,631	11%
Total assets	936,010	869,275	66,735	8%
Accrued compensation and benefits	24,938	69,544	(44,606)	(64)%
Debt obligations	393,394	319,783	73,611	23%
Equity	396,790	386,890	9,900	3%

The change in cash and cash equivalents is discussed below in the "Cash Flows" section. There was an increase in goodwill and intangible assets of $68.6 million due to the Qualitas acquisition. Remaining total assets increased in the same period by $25.4 million. The increase was driven by an increase in accounts receivable from related parties which was primarily due to ECG's Advisory Agreement with Enhanced PC. Additionally, there was an increase in right of use assets related to new office leases as well as an increase in prepaid expenses and other assets associated with the purchase of allocable state tax credits. Accrued compensation and benefits decreased by $44.6 million which was primarily driven by payment related to the achievement of the first EBITDA hurdle of the WTI earnout and the reversal of expense related to the second hurdle of the WTI earnout no longer being probable of achievement. Debt obligations increased by $73.6 million which was driven by revolver activity due to the Qualitas acquisition that closed in April 2025, open market Class A share repurchases, and the payment related to the WTI earnout.

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

As of September 30, 2025, the Term Loan with a balance of $325.0 million is incurring interest at a weighted average SOFR rate of 6.85%. As of September 30, 2025, the Revolving Facility is split into five tranches. The total principal outstanding is $72.5 million and the weighted-average SOFR rate amongst the tranches is 6.73%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require P10 to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of September 30, 2025, P10 was in compliance with its financial and other covenants required under the facility. The Company has incurred $19.1 million in interest expense for the nine months ended September 30, 2025.

Cash Flows

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table reflects our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,

	2025	2024	$ Change
	(in thousands)
Net cash provided by operating activities	$54	$73,258	$(73,204)
Net cash used in investing activities	(41,061)	(3,358)	(37,703)
Net cash provided by (used in) financing activities	13,768	(38,689)	52,457
Effect of foreign currency exchange rate changes on cash and cash equivalents	(53)	—	(53)
Increase in cash, cash equivalents and restricted cash	$(27,292)	$31,211	$(58,450)

Operating Activities

Nine Months Ended September 30, 2025 and September 30, 2024

The Company's operating activities generally reflect its earnings in the respective periods after adjusting for significant non-cash activities, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash provided from operating activities decreased by $73.2 million to $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change in our cash provided by operating activities was driven primarily by a cash payment of $35.0 million related to the achievement of the first EBITDA hurdle for the WTI earnout in 2025, purchases of allocable state tax credits of $12.8 million in 2025, paired with $9.6 million of receipts from the sale of allocable state tax credits in 2024, $5.7 million more in payments related to management profit share in 2025 compared to similar payments in 2024, and a $2.2 million settlement for the final payment relating to Bonaccord's contingent consideration, which is included in operating activities due to outperforming the initial fair value of the liability at the time of acquisition.

Investing activities

Nine Months Ended September 30, 2025 and September 30, 2024

The cash used in investing activities increased by $37.7 million to $41.1 million, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase in cash used in investing activities was due to Qualitas acquisition and the purchases of additional leasehold improvements and equipment during the nine months ended September 30, 2025.

Financing Activities

Nine Months Ended September 30, 2025 and September 30, 2024

Cash from financing activities for the nine months ended September 30, 2025 was $$13.8 million, as compared to cash used in financing activities of $38.7 million for the nine months ended September 30, 2024. The change is driven by net borrowing activity on the Company's credit facilities, the change in open market Class A share repurchases, and the proceeds from the SAA 5% purchase option exercise of equity interests in Bonaccord during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of September 30, 2025, the Board has approved $157.0 million since inception of the program, of which $65 million was approved for the nine months ended September 30, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors, including: the market price of our Class A common stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of September 30, 2025, $131.0 million has been spent to buy back shares since the inception of the program and there was $26.0 million remaining for authorized repurchases under this program.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract, which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has the right to invoice.

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

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimates for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of P10 Intermediate, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company had determined that only the first two of three EBITDA hurdles are probable of being achieved. As of September 30, 2025, the first EBITDA hurdle was achieved and the Company does not expect that the second and third EBITDA hurdles will be achieved. Payment was made for the achievement of the first hurdle in the nine months ended September 2025. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of P10, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

Revenue Share and Repurchase Agreement

The Company recognizes accrued contingent liabilities and contingent payments to customers asset in our Consolidated Balance Sheets for an agreement between ECG and various third parties. The agreement requires ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company believes it is probable that the remaining third parties will exercise their option to sell back the revenue share and has recognized a liability on the Consolidated Balance Sheets. The Company has also recognized a contingent payment to customers associated with the agreement and will amortize the asset against revenue over the estimated term of the management contract. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess at each reporting period and recognize all changes.

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

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. These non-recurring fair value measurements are based on unobservable (Level 3) inputs.

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

Interest Rate Risk

As of September 30, 2025, we had $325.0 million in outstanding principal in Term Loans under our Term Loan and $72.5 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.6%. In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its outstanding debt facility. The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month USD-SOFR CME Term rate, with a cap strike rate of 4.25% and a floor strike rate of 2.31%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $1.4 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of September 30, 2025 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

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

Except for the preceding changes, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2025	—	$-	-	$2,278,317
August 1 - 31, 2025	—	$-	-	$27,278,317
September 1 - 30, 2025	110,032	$11.34	110,032	$26,014,646
Total	110,032	$11.34	110,032
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of September 30, 2025, the Board has approved $157.0 million since inception of the program, of which $65.0 million was approved during the nine months ended September 30, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including, the market price of our Class A common stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of September 30, 2025, $131.0 million has been spent to buy back shares since the inception of the program and there was $26.0 million remaining for authorized repurchases under this program.

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

P10, Inc.

Date: November 7, 2025	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)