Form 10-K
period 2025-12-31
Ridgepost Capital, Inc.
filed 2026-02-27
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-40937

Ridgepost Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2908160
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2699 Howell Street, Suite 1000 Dallas, TX	75204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 865-7998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RPC	NYSE NYSE Texas, Inc.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter was approximately $700.7 million, based on the closing price of $10.22 as reported by the NYSE.

As of February 23, 2026, there were 78,241,277 shares of the Registrant's Class A common stock and 31,264,298 shares of the Registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our principal operating brands are RCP Advisors 2, LLC (“RCP 2”) and RCP Advisors 3, LLC (“RCP 3”, and collectively with RCP 2, “RCP Advisors”), TrueBridge Capital Partners LLC (“TrueBridge”), Five Points Capital, Inc. (“Five Points”), Reynolda Equity Partners ("Reynolda"), Enhanced Capital Group, LLC (“ECG” or “Enhanced”), Bonaccord Capital Advisors LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), Ridgepost Capital Advisors, LLC (“Ridgepost Advisors”), Westech Investment Advisors LLC (“WTI”), and Qualitas Equity Funds SGEIC, S.A. ("Qualitas").

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we, ”“us,” “our,” the “Company,” “Ridgepost” and similar terms refer to Ridgepost Capital, Inc. and its subsidiaries and, to the extent applicable, its predecessors. As used in this Form 10-K, (i) the term “Ridgepost Holdings” refers to Ridgepost Capital Holdings, Inc. for all periods and (ii) the term “Ridgepost, Inc.” refers solely to Ridgepost Capital, Inc., a Delaware corporation, and not to any of its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as "will," "expect," "believe," "estimate," "continue," "anticipate," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements reflect management's current plans, estimates, expectations and projections, including with respect to our financial position, results of operations, plans, objectives, future performance, and business, and are inherently uncertain. The inclusion of any forward-looking information in this Form 10-K should not be regarded as a representation that the future plans, estimates, expectations, or projections contemplated will be achieved. All forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors that may cause actual results to be materially different, including risks related to: global and domestic market and business conditions; successful execution of business and growth strategies and regulatory factors relevant to our business; changes in our tax status; our ability to maintain our fee structure; our ability to attract and retain key employees;

our ability to manage our obligations under our debt agreements; our ability to make acquisitions and successfully integrate the businesses we acquire, including Stellus Capital Management, LLC; assumptions relating to our operations, financial results, financial condition, business prospects and growth strategy; the timing and amount of any share repurchases and our ability to manage the effects of events outside of our control. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

SUMMARY RISK FACTORS

Investing in our Class A common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

•
Our revenue could decline materially if the number of fee-paying clients declines significantly.
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
•
We intend to expand our business and may enter into new lines of business or geographic markets including through acquisitions, which may result in additional risks and uncertainties in our business.
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
•
Our failure to comply with investment guidelines set by our investors could result in damage awards against us and/or a reduction in Fee-Paying Assets Under Management ("FPAUM").
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
•
Our specialized investment vehicles make undiversified investments and investments in companies that we do not control. These investments may rank junior to investments made by other investors.
•
We may not be able to maintain our desired fee structure.
•
Our risk management strategies and procedures may fail to properly identify, assess, or mitigate material risks.
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

•
We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory.
•
We face risks in connection with our international operations, as we operate in certain international markets, including markets in which we have limited experience.
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
•
We are subject to new and evolving laws and regulations, including stringent laws, regulations, policies and contractual obligations relating to privacy and information security.
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
•
We are a “controlled company” within the meaning of the NYSE listing standards. As a result, we qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.
•
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
•
There can be no assurance that we will continue to declare cash dividends
•
Provisions in our certificate of incorporation and bylaws or Delaware law may discourage a change of control of management, which may negatively affect stock price.

PART I

Item 1. Business.

Our Company

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of investment solutions that address their diverse investment needs within private markets. We structure, manage, and monitor portfolios of private market investments, which include specialized funds and customized separate accounts within primary investment funds, secondary investments, direct investments, and co-investments (collectively, “specialized investment vehicles”) across highly attractive asset classes and geographies in the middle and lower-middle markets that generate superior risk-adjusted returns. Our existing portfolio of private solutions includes Private Equity, Venture Capital, and Private Credit. Our deep industry relationships, differentiated investment access and structure, proprietary data analytics, and portfolio monitoring and reporting capabilities provide our investors with the ability to navigate the increasingly complex and difficult-to-access private markets investments.

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen-year lock-up agreements. We have an attractive business model that is underpinned by highly recurring, diversified management and advisory fee revenues, as well as strong free cash flow. The nature of our solutions and their integral role in our investors’ investment decisions have translated into high revenue visibility and investor retention. As of December 31, 2025, we had FPAUM of $29.4 billion.

We are distinguished by the scale, depth, diversity, and investment performance of our solutions, which are bolstered by the investment expertise of our team, our long-standing access to leading fund managers, our robust and continually expanding data capabilities, and our disciplined investment process. We market our solutions under well-established brands within the specialized markets in which we operate. These include RCP Advisors, Bonaccord, Ridgepost Advisors, and Qualitas, our Private Equity solutions; TrueBridge, our Venture Capital solution; and Enhanced, Five Points, Hark, and WTI, our Private Credit solutions (of which Five Points also offers certain private equity solutions). In addition, on February 5, 2026, we entered into an agreement to acquire Stellus Capital Management, LLC ("Stellus"). We believe adding new asset class solutions or new geographies will foster deeper relationships, enabling managers, investors, and portfolio companies alike to benefit from our expanded offerings. We expect to expand into other asset classes and geographies through additional acquisitions and planned organic growth, providing specialized investment vehicles within our existing investment asset class solutions. We expect the Stellus acquisition to close in mid-2026, subject to customary closing conditions and regulatory approvals, and continue to pursue additional acquisitions and other growth opportunities.

Our success and asset growth have been driven by our long history of strong performance and our position in the private markets ecosystem. We believe our growing scale in the middle and lower-middle market provides us a competitive advantage with investors and fund managers. In addition, our senior investment professionals have developed strong and long-tenured relationships with leading middle and lower-middle market private equity and venture capital firms, which we believe provides us with differentiated access to the relationship-driven middle and lower-middle market private equity and venture capital sectors. As we expand our offerings, our investors entrust us with additional capital, which strengthens our relationships with fund managers, drives new investment opportunities, sources more data, enables portfolio optimization, and enhances returns, ultimately attracting new investors. We believe this powerful process will continue to strengthen our position within the private markets ecosystem. In addition, our multi-asset class solutions are highly synergistic and, coupled with our vast network of general partners and portfolio companies, drive cross-solution sourcing opportunities.

Our global investor base includes some of the world’s largest institutional investors, including pension funds, endowments, foundations, corporate pensions and financial institutions. Additionally, we have a strong presence within prominent family offices and among high-net-worth individuals. We have a significant presence within the middle and lower-middle market private markets industry in North America, where the majority of our capital is currently being deployed. With the Qualitas acquisition in 2025, we also gain a presence in the European middle and lower-middle market.

As of December 31, 2025, we had 326 employees, including 137 investment professionals across 12 offices located across 9 states in the United States and 1 office located in Spain.

We managed $29.4 billion in FPAUM from which we earn management and advisory fees as of December 31, 2025. In addition, our FPAUM has grown at a compound annual growth rate ("CAGR") of 18% from December 31, 2020 to December 31, 2025.

1. Private Equity Solutions ("PES")

2. Private Credit Solutions ("PCS")

3. Venture Capital Solutions ("VCS")

Our Solutions

We operate and invest across private markets through a number of specialized investment solutions. We offer the following solutions to our investors:

Private Equity Solutions "PES"

Under PES, we make direct and indirect investments in middle and lower-middle market private equity primarily across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 70 investment professionals with an average of 22+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated since inception in 2001, including over 3,800+ investors, 320+ fund managers, 690+ private market funds and 5,600+ portfolio companies. We have 70 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,400+ investment firms, 62,700+ funds, 94,500+ individual transactions, 49,400+ private companies and 556,000+ financial metrics. As of December 31, 2025, PES has raised over $24 billion assets under management ("AUM"), of which $17.5 billion are FPAUM. AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relations we use FPAUM.

Venture Capital Solutions "VCS"

Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 18+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated since inception in 2007, including over 2,000+ investors, 120+ fund managers, 120+ direct investments, 450+ private market funds and 16,500+ portfolio companies. We have 23 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2025, VCS has raised over $11 billion AUM, of which $6.8 billion is FPAUM.

Private Credit Solutions "PCS"

Under PCS, we primarily make debt investments across North America, targeting lower-middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 53 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated since inception in 1980, including 430+ investors across 47 active investment vehicles and 1,800+ portfolio companies with $10.5+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PES network of fund managers, characterized by more than 1,500+ credit opportunities annually. We currently maintain 100+ active sponsor relationships and have 130+ platform investments. Within PCS, the Company makes investments that support historic building renovation, brownfield site remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of December 31, 2025, PCS has raised over $7 billion AUM, of which $5.1 billion are FPAUM. Of the total AUM, impact assets represent $4.7 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimate of about 4,000 GWh of renewable energy from inception to December 31, 2025.

Our Vehicles

We have a flexible business model that allows our investors to engage with us across multiple specialized private market solutions through various investment vehicles. Our vehicles have traditional, stable fee structures that generate performance fees, which are generally not accrued to Ridgepost due to our structure. Ridgepost’s revenue associated with the funds is derived from management fees, while Ridgepost's employees receive the vast majority of performance fees directly from the vehicles. Our average annual fee rates remain stable at approximately 1% of average fee-paying assets under management. Fees for our funds are often structured such that they step down, or decrease, over the life of the fund.

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

We offer the following vehicles for our investors:

Primary Investment Funds

Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. Ridgepost’s primary investment funds include both commingled investment vehicles with multiple investors, as well as our customized separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors’ committed, locked-in capital. Capital commitments typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across our private equity and venture capital solutions. Our primary funds comprise approximately $15.8 billion of our FPAUM as of December 31, 2025.

Direct and Co-Investment Funds

Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. Ridgepost’s direct and co-investment funds include both commingled investment vehicles with multiple investors and our customized separate accounts, which typically feature a single investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based on committed capital, with some funds receiving fees based on invested capital. Capital commitments typically average ten to fifteen years, although they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Our direct investing platform comprises approximately $10.6 billion of our FPAUM as of December 31, 2025.

Secondaries

Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In doing so, the buyer agrees to assume future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondaries funds across our private equity and venture capital solutions. Our secondary funds comprise approximately $3.0 billion of our FPAUM as of December 31, 2025.

Our Investors

We believe our comprehensive value proposition across our private market solutions, vehicles offering, data analytics, portfolio monitoring and reporting has enabled us to build strong relationships with our existing investors and to attract new investors. We leverage our differentiated approach to serve a broad set of investors across multiple geographies. As of December 31, 2025, we have a global investor base of over 5,000 investors, across 50 states, 60 countries and 6 continents – including some of the world’s largest pension funds, endowments, foundations, corporate pensions, and financial institutions. In addition, we have a strong footprint within some of the most prominent family offices and high-net-worth individuals.

The following chart illustrates the diversification of our investor base as of December 31, 2025:

Our Distribution and Marketing

We continuously seek to strengthen and expand our relationships with our current and prospective investors. We have a dedicated team of business development and investor relations professionals who maintain an active and transparent dialogue with an expansive list of existing and prospective investors. While we have a significant presence in North America, we have also cultivated relationships with numerous international investors. The 2025 acquisition of Madrid-based Qualitas has added to our client base, thereby strengthening our international presence.

Our business development and investor relations professionals' frequent dialogue with existing and prospective investors enables us to monitor investor preferences and tailor future product offerings to meet investor demand. Prospective investors who desire to learn more about us often visit our offices to conduct in-depth due diligence. Our business development and investor relations professionals lead this process, coordinate meetings, and remain the prospective investor’s principal point of contact throughout their decision-making process. Our business development and investor relations professionals are also responsible for serving as the primary points of contact for our existing investors. For our customized separate accounts, we work closely with each investor to design and implement a tailored strategic plan in accordance with the investment guidelines agreed upon by the investor and us.

Our Investment Performance

We believe the performance of our investment vehicles acts as a key retention mechanism for our existing investors and a primary motivator for prospective investors. We attribute our strong investment performance to several factors, including: our broad private market relationships and access, our diligent and responsible investment process, our tenured investing experience, and our premier data capabilities. In concert, these factors enable us to pursue attractive, risk-adjusted investment opportunities to meet our investors’ investment objectives.

Our History

Ridgepost’s mission is to be the premier private markets solutions provider focused on the middle and lower-middle market. We provide global institutional investors differentiated access to a broad set of solutions and specialized investment vehicles across attractive asset classes and geographies generating competitive risk-adjusted returns. As of December 31, 2025, we have $29.4 billion in fee-paying assets under management. We offer a comprehensive set of investment strategies to clients, including both commingled funds and customized separate accounts within our primary investment funds, secondary, direct investment, co-investment vehicles, and advisory solutions. Since October 2017, we have been focused on building best-in-class solutions aimed at growing our fee-paying assets under management. Prior to October 2017, the Company took strategic actions designed to lay the foundation for what is now known as Ridgepost.

The Company's history began with founding P10 Holdings, Inc ("P10 Holdings") as a Texas corporation in 1992 and reincorporating in Delaware in 2000. On November 19, 2016, P10 Holdings completed the sale of substantially all of its assets and liabilities and operations and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses and our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses and other tax benefits. In March 2017, P10 Holdings filed for re-organization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. In connection with the filing, P10 Holdings entered into a Restructuring Support Agreement with 210/P10 Investment LLC, as well as a Restructuring Support Agreement with the 2016 purchaser of our assets. P10 Holdings emerged from bankruptcy on May 3, 2017. A key feature of the Restructuring Support agreement included 210/P10 Investment LLC providing capital and management for the company post-bankruptcy.

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

On April 1, 2020, we completed the acquisition of Five Points, a leading lower-middle market alternative investment manager focused on providing equity and debt capital to private, growth-oriented companies and limited partner capital to other private equity funds. Five Points is focused exclusively on the U.S. lower-middle market and is a registered investment advisor with the United States Securities and Exchange Commission.

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

On September 30, 2021, we completed the acquisitions of Hark and Bonaccord. Hark provides loans to mid-life private equity, growth equity, venture and other funds. These loans are backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. Bonaccord acquires minority equity investments in a diversified portfolio of alternative markets asset managers with a focus on mid-sized managers across private equity, private credit and real assets.

During 2021, the Company began exploring the benefits of going public on a listed exchange and raising additional capital through an equity issuance. On October 18, 2021, the Company announced an Initial Public Offering ("IPO") and corporate reorganization that would make P10 Holdings a wholly-owned subsidiary of P10, Inc. The IPO priced on October 20, 2021, and P10, Inc’s Class A common stock began trading on the NYSE on October 21, 2021 under the ticker “PX”. Investors purchased 23,000,000 Class A shares in conjunction with the IPO and the Company gained a top-tier set of institutional investors. The IPO process is described in more detail below.

In June 2022, the Company formed Ridgepost Capital Advisors, LLC, formerly P10 Advisors, LLC, a fully consolidated subsidiary, to manage investment opportunities that are sourced across the Ridgepost platform but do not fit within an existing investment mandate.

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

On February 11, 2026, the Company's name changed from P10, Inc. to Ridgepost Capital, Inc. The Company's stock symbol also changed to NYSE: RPC. A "ridgepost" is a marker on higher ground. It symbolizes stability, perspective, and protection. The name reflects the firm's role as a steady partner and its position as the nexus of the middle and lower-middle markets. It embodies the cohesive, integrated platform we continue to build. Over the past two years, the Company has undergone a significant transformation, evolving from a founder-led business to a professional organization. Assets have grown significantly over this period, and the Company has built substantial operational momentum, thereby strengthening our ability to serve clients as a unified enterprise. Renaming the company was a natural next step in strengthening our market presence and communicating clearly to clients that we are committed to their ongoing success. Simultaneously, the following subsidiaries changed their names to be aligned with the parent company's name change:

•
P10 Holdings, Inc. to Ridgepost Capital Holdings, Inc.
•
P10 Intermediate Holdings, LLC to Ridgepost Capital, LLC ("Ridgepost, LLC")
•
P10 Advisors, LLC to Ridgepost Capital Advisors, LLC ("Ridgepost Advisors")
•
P10 RCP Holdco LLC to Ridgepost Capital RCP Holdco LLC ("Ridgepost RCP Holdco")

ORGANIZATIONAL STRUCTURE

The diagram below illustrates our structure as of December 31, 2025 and does not include all unconsolidated entities in which we hold non-controlling equity method investments.

Public Shareholders
NYSE: RPC
Ridgepost Capital, Inc.
Ridgepost Capital Holdings, Inc.
96.60%
Former WTI Owners
3.40%
Ridgepost Capital, LLC*
Ridgepost Capital Advisors, LLC*
Enhanced Capital Employee Stock Ownership Program
100%
100%
100%
Enhanced Capital Holdings Inc. ("ESOP S Corp")
Trident ECP Holdings LLC*
Trident ECG Holdings LLC*
Ridgepost Capital RCP Holdco LLC*
Five Points Capital LLC*
TrueBridge Capital Partners LLC*
Westech Investment Advisors LLC*
Qualitas Equity Funds, S.G.E.I.C., S.A.*
51% Voting
50% Economic
49% Voting
50% Economic
18%
82%
Enhanced Capital Partners LLC ("ECP")**
Enhanced Capital Group LLC ("EGG")*
RCP Advisors 2, LLC*
RCP Advisors 3, LLC*
100% Voting
33% Economic
0% Voting
67% Economic
Enhanced Permanent Capital LLC**
Other Subsidiaries*
Legacy Subsidiaries**
Permanent Capital Subsidiaries**
Third-Party Owners
100% Vote
100% Economics
100% Vote
80% Economics
20% Economics
Hark Capital Advisors LLC*
Bonaccord Capital Advisors LLC*

***Consolidated for GAAP**
**** Not Consolidated for GAAP**

Our Class B Common Stock

We have 31,797,237 outstanding shares of Class B common stock held of record by approximately 70 stockholders as of December 31, 2025. Each share of our Class B common stock entitles its holder to ten votes per share until a Sunset ("Sunset") occurs. A Sunset will occur on the earliest of the following: (a) the Sunset Holders cease to maintain direct or indirect beneficial ownership of 10% of the outstanding shares of Class A Common Stock (determined assuming all outstanding shares of Class B Common Stock have been converted into Class A Common Stock) (b) the Sunset Holders collectively cease to maintain direct or indirect beneficial ownership of at least 25% of the aggregate voting power of the outstanding shares of Common Stock and (c) October 20, 2031, the tenth anniversary of the effective date of our amended and restated certificate of incorporation. After a Sunset becomes effective, each share of Class B common stock will automatically convert into Class A common stock. In addition, each share of Class B common stock will automatically convert into Class A common stock upon any transfer except to certain permitted holders.

Because a Sunset may not take place for some time, it is expected that the Class B common stock will continue to entitle its holders to ten votes per share, and the Class B Holders will continue to exercise voting control over the Company, for the near future. The Class B Holders have approximately 80% of the combined voting power of our common stock.

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

Stockholders Agreement and Registration Rights

Ridgepost, Inc. entered into a stockholders agreement (the “Stockholders Agreement”) with certain investors, including employees, pursuant to which the investors were granted piggyback and demand registration rights prior to the IPO.

NYSE Controlled Company Agreement

Ridgepost, Inc. entered into a controlled company agreement (the “Controlled Company Agreement”) on October 20, 2021, with principals of 210 Capital, L.L.C. (“210 Capital”) and certain of their affiliates (the “210 Group”), RCP Advisors and certain of their affiliates (the “RCP Group”) and TrueBridge and certain of their affiliates (the “TrueBridge Group”), granting each party certain board designation rights. So long as the RCP Group and any of their permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, Ridgepost, Inc. shall include in its slate of nominees one (1) director designated by the RCP Stockholders. So long as TrueBridge and any of its permitted transferees who hold shares of common stock as of the applicable time continue to collectively hold a combined voting power of at least 5% of the shares of common stock outstanding immediately following the IPO, Ridgepost, Inc. shall include in its slate of nominees one (1) director designated by the TrueBridge Group.

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

Our Investment Process

We maintain rigorous investment, monitoring, and risk management processes across each of our specialized private market solutions, all unified by a common philosophy and a focus on comprehensive analysis of fund managers and/or portfolio companies.

We believe our investment performance is attributable to several key factors, most notably our seasoned and dedicated investment teams, as well as our methodical approach to investing, which enables us to consistently source and analyze opportunities effectively. Our investment professionals are responsible for sourcing, selecting, evaluating, underwriting, due diligence, negotiating, executing, managing and exiting our investments. Additionally, our investment professionals regularly develop new investor relationships and establish networks with industry insiders to proactively source new investments. Our ability to access top-tier, capacity-constrained fund managers through a proactive and systematic sourcing process, we believe, is a significant differentiating factor for our investors.

Our investment committee members across our solutions have significant experience in private markets and fully participate in the diligence process, ensuring the consistent application of our investment strategy, processes, diversification, and portfolio construction. Additionally, the investment committees of our respective solutions review and evaluate investment opportunities through a comprehensive framework that incorporates both qualitative and quantitative assessments of key investment risks.

The details of our investment process are outlined below:

Opportunities Tracked

As of December 31, 2025, we track thousands of potential investment opportunities across private markets, encompassing primary investment funds, secondaries, direct investments, and co-investments. Our attractive positioning within the private markets ecosystem, coupled with our synergistic network of general partners and extensive database has enabled us to cultivate a comprehensive funnel of what we believe are premier investment opportunities.

Initial Screen

Leveraging our extensive database, investment professionals submit investment opportunities for initial review, subject to delineated exceptions set forth in our funds’ investment committee charters or resolutions. To facilitate the initial review, the investment team summarizes the opportunity in a preliminary evaluation report, which is subsequently reviewed by senior team members for potential further consideration and investment.

Annual Due Diligence

For each potential investment opportunity, the responsible investment team gathers, analyzes, and reviews available information on the underlying asset. The due diligence process is further augmented by our extensive database, which enables us to analyze and compare the investment opportunity with what we believe are precedent transactions. As part of the due diligence process, we also conduct operational due diligence and legal diligence, which evaluate the potential risks associated with the investment opportunity’s operational framework and legal standing. More specifically, our operational due diligence team focuses on legal, financial, IT, and background checks, while our legal due diligence team focuses on review of legal documents, fund agreements, and compliance.

Annual Investments Made

After our due diligence is completed, the responsible investment team collaborates with the relevant Investment Committee to ensure that each investment opportunity aligns with the portfolio's investment objective. The Investment Committee provides feedback on the general partner, as well as the investment merits (in the case of secondaries, direct investments, and co-investments), risks, and prospects of each investment opportunity. Provided that the opportunity meets the appropriate criteria, the investment committee issues an indicative approval to proceed with confirmatory due diligence. Upon successful confirmatory due diligence, the Investment Committee will reconvene to review the investment for a final vote. Once final approval has been obtained, the investment team may proceed with commitments or funding.

Our Risk Management Process

Our risk management process includes risk identification, measurement, mitigation, monitoring and management/reporting, with particular risk assessments tailored by solution, vehicle, and individual client. We apply our risk management framework across three distinct areas of our investment process: (a) the general partner, (b) the investment fund, and (c) the portfolio company. We seek to mitigate risk through prudent portfolio diversification and through comprehensive due diligence on general partners, investment funds and portfolio companies.

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

In addition to our distinct ongoing risk management processes we participate in board meetings, investment funds’ annual meetings, maintain membership on limited partnership boards and advisory boards and remain in frequent dialogue with portfolio companies in an effort to remain apprised of relevant developments in the investment funds. We are also recipients of monthly and quarterly performance reporting packages, annual audited financial statements, along with K-1 tax reporting packages and evaluations of the state of the market generally.

Our ongoing monitoring efforts culminate in annual summaries featuring extensive qualitative and quantitative information of each portfolio company. The annual summaries help us benchmark each general partner to ensure each portfolio we invest in is performing as expected.

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

Given our scale and position in the private markets ecosystem, we believe we are well-positioned to help educate the broader investor and fund manager community on how best to integrate responsible investment considerations in their investment process and programs.

Our Fees and Other Key Contractual Terms

Specialized Investment Vehicles

While the terms of each fund may vary, we have outlined the key terms of the customized separate accounts and commingled funds within our specialized investment vehicles below:

Commingled Investment Vehicles

Capital Commitments

Investors in our investment funds generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available, and to fund operational expenses and other obligations. The commitments are generally available for investment for 1 to 5 years, during what we call the commitment period. We typically have invested the capital committed to our funds, over a 3 to 5-year period.

Structure

Our managed investment funds are structured as limited partnerships, which accept commitments or funds from our investors. Our investors become limited partners in our funds, and a separate entity that we form and control acts as the general partner. Funds managed by the Company, who act as the general partner, make capital commitments to the limited partnership, which are generally 1% of total capital commitments. However, these capital commitments are made and funded by parties other than the Company who receive the benefits and accept the risks related to those commitments. Contingent upon the solution, each investment fund will have a designated “Manager”, which generally serves as the investment manager of the fund, responsible for all investment diligence, decision making and monitoring. The Company earns management fees for services provided and does not acquire or receive carried interest in the funds.

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

Duration and Termination

Our primary investment funds, secondaries funds, and direct and co-investment funds are typically ten to fifteen years in duration, terminating either on a specific anniversary date or after a determined number of years after the fund’s final close. Our funds are generally subject to extensions for up to 3 years at the discretion of the general partner and thereafter if consent of the requisite majority of investors, or in some cases, the fund’s advisory committee is obtained.

Separate Accounts

Capital Commitments

Investors in our separate accounts generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available, and to fund operational expenses and other obligations. The commitments are generally available for investment for 4 to 5 years, during what we refer to as the commitment period. We typically have invested the capital committed to our investment funds over a 5-year period.

Structure

Most of our separate accounts are contractual arrangements involving an investment management agreement between our investor and us. Within agreed-upon investment guidelines, we generally have full discretion to buy, sell, or otherwise effect investment transactions involving the assets in the account, in the name and on behalf of our investor, although in some cases, certain investors have the right to veto investments. The discretion to invest committed capital generally is subject to investment guidelines established by our investors or by us in conjunction with our investors. In some cases, at the investor’s request, we establish a separate investment vehicle, generally a limited partnership with our investor as the sole limited partner and a wholly owned subsidiary as the general partner. Our capital commitment to the limited partnership is typically 1% of total capital commitments. We manage the limited partnership under an investment management agreement between our investor and us.

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

Our Competition

We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies, and other financial institutions. With respect to our investment strategies, we primarily compete with other private markets solutions providers within North America that specialize in private equity, venture capital, impact investing, and private credit. In Europe, we primarily compete with firms that specialize in private equity. We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our investors and those in which we may invest in the future, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our investors in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers, and intermediaries. Our ability to continue competing effectively will depend on our ability to attract highly qualified investment professionals and retain existing employees.

To grow our business, we must not only maintain our existing investor base but also attract new investors. Historically, we have competed principally on the basis of the factors listed below:

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
•
Ability to provide cost-effective and comprehensive range of services and products; and
•
Investors’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.

The asset management business is intensely competitive, and in addition to the above factors, our ability to continue competing effectively will depend on our ability to attract highly qualified investment professionals and retain existing employees.

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

SEC Regulation

Certain subsidiaries of Ridgepost are registered as investment advisers with the SEC. As a registered investment adviser, each is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our investors and funds. Applicable requirements relate to, among other things, fiduciary duties to investors, engaging in transactions with investors, maintaining an effective compliance program, political contributions, personal trading, incentive fees, allocation of investments, conflicts of interest, custody, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of any Adviser to comply with the requirements of the Investment Advisers Act or the SEC could have a material adverse effect on us.

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

We have disclosure controls and procedures and internal controls over financial reporting, which are documented and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Our Internal Audit group is outsourced and independently reports to an audit committee of our board of directors, operates with a global mandate and is responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls, as well as the quality of performance in carrying out assigned responsibilities to achieve the organization’s stated goals and objectives.

Human Capital

The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. As of December 31, 2025, we have 326 full-time equivalent employees, primarily located in the United States, including 137 investment professionals. Our employees are not represented by a collective bargaining group. We consider our employee relations to be strong and have not experienced interruptions of operations due to labor disagreements.

Human Capital Objectives

Our business is built on strong, trusted relationships with stakeholders: employees, limited partners, general partners, and our public stockholders. As such, attracting, recruiting, developing, and retaining diverse talent is vital to our success. The Company is focused on supporting our employees, and we consider talent management to be essential to the ongoing success of our business. Our Board of Directors and Committees provide oversight of our human capital management strategy.

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

Employee Attraction, Recruitment, Development and Retention

We are also committed to pay equity and regularly review our compensation model to ensure fair and inclusive pay practices across our business. We offer competitive benefits packages that reflect the needs of our workforce. In the U.S., we provide all full-time employees medical, dental, and vision benefits, life and disability coverage, parental leave, education reimbursement, and paid time off. We provide retirement benefits including a 401(k) safe harbor program. In addition to base salary, our employees participate in incentive plans that support our organizational philosophy of pay and performance. Our executive compensation program is designed to align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives.

Health & Safety

We take the health and safety of our employees seriously. We expect each employee to follow our safety standards and protocols. We continue to utilize employee feedback and surveys to gather information to best serve our team members. Members of our human resource department annually review benefits to ensure we can meet the well-being of our employees and their families.

Diversity and Inclusion

Our commitment to Diversity and Inclusion "D&I" starts with our goal of developing a workforce that is diverse in background, knowledge, skill, and experience. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace diversity and inclusion, which we believe fosters leadership through new ideas and perspectives. In 2025, we continued the evolution of our D&I strategy and objectives and recognize it as an ongoing business imperative.

AVAILABLE INFORMATION

We maintain a website with the address https://ir.ridgepostcapital.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors.

Risks Relating to Our Business

Our revenue could decline materially if a significant number of our investors or clients were to exercise certain removal, termination, non-renewal and/or non-continuation rights.

Our revenue consists almost entirely of management and advisory fees generated by our registered investment adviser subsidiaries (each, an “Adviser”). Our investors and clients engage us across multiple private markets strategies through different vehicles, including primary investment funds, direct and co-investment funds and secondary funds. Primary investment funds and direct and co-investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include a single investor. Fees with respect to specialized, commingled funds would terminate if our Adviser is removed for certain cause events, such as a key person event, or without cause by a super majority of investors. Our customized separate account and advisory account business operates in a highly competitive environment. While clients of our separate account and advisory account businesses may have multi-year contracts, certain of these contracts only provide for fees to the extent a client elects to make an investment. In addition, these separate accounts and advisory contracts may be terminated by a client for cause or without cause, including as a result of the sale or merger of a client, a change in a client's senior management, or competition from other financial advisers. In addition, certain of our Advisers' contracts with state government-sponsored clients are secured through a request for proposal process and can be subject to renewal. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), or as otherwise set forth in the governing documents) the continuation of fund and separate account investment management agreements would be subject to investor or client consent. If a significant number of our investors or clients were to exercise their removal, termination, and/or non-renewal rights or did not consent to the continuation of investment management contracts, and we were unable to secure new investors and clients, our fees would decline, which could have a material adverse effect on our business, results of operations, and financial condition.

If the investments we make on behalf of our specialized investment vehicles perform poorly, our ability to raise capital for future specialized investment vehicles may be materially and adversely affected.

Our revenue from our investment management business is derived from fees earned for our management of our specialized investment vehicles and advisory accounts and with respect to certain of our specialized investment vehicles. We generally have no economic interest, ownership in or beneficiary interest in the performance of the funds. Our subsidiaries serve as the advisors of the affiliated private equity funds, funds-of-funds, secondary funds and co-investment funds and receive management and advisory fees for the services performed. In the event that our specialized investment vehicles or individual investments perform poorly, the fund manager’s revenues will decline, which may result in a decrease in our management and advisory fee revenue and make it more difficult for us to raise capital for new specialized funds or gain new customized separate account clients in the future.

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

As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that some of our advisory clients invest in specialized funds managed by our investment management business. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Certain of our subsidiaries are investment advisers and they owe their clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds and reluctance of our existing investors to continue to do business with us.

We have obligations to investors and may have obligations to other third parties that may conflict with interests of our stockholders.

Our subsidiaries that serve as the general partners of, or advisers to, our funds, or to our specialized investment vehicles have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties that may conflict with interests of our stockholders. As a result, from time to time, we take actions with respect to the allocation of investments among our specialized investment vehicles or funds (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized investment vehicles or funds, the structuring of investment transactions for those specialized investment vehicles or funds, in order to comply with these fiduciary and contractual obligations.

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

We continue to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets, including Europe and Asia. For example, in April 2025, we announced the completion of our acquisition of Qualitas, a Madrid-based private equity investing platform with operations in Europe. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of investors due to the perception that we are no longer focusing on our core business. In addition, we continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.

Entry into certain lines of business or geographic markets or introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, including in new geographies and jurisdictions, our business, financial condition and results of operations could be materially and adversely affected.

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

In February 2025, the Company announced the definitive agreement to acquire Stellus. This acquisition, expected to close in mid-2026, is a continuation of Ridgepost's long-term strategy to partner with leading specialized investment managers operating in the middle and lower-middle market and adds a best-in-class direct lending franchise to our platform. However, there can be no assurance that the Stellus acquisition will be completed on the expected timeframe or at all, or that, if completed, we will successfully integrate its operations into our business or otherwise realize the anticipated benefits of the acquisition.

Unforeseen liabilities may also arise from prior and future acquisition activity. We have operations in states throughout the U.S., and since our acquisition in April 2025 of Qualitas, within the European Union ("EU"), each of which has its own regulatory and compliance requirements. Each of our current and future businesses is and will be required to comply with all applicable federal, state and local laws, rules and regulations. From time to time regulators may conduct inquiries or investigations as to compliance with such requirements. Any such inquiry or investigation could be for periods prior to or subsequent to our acquisition. In the event (i) it was determined that an acquisition or subsidiary was found to have violated an applicable law, rule or regulation, or other requirement, (ii) such violation was determined to be material and (iii) to the extent that we were liable for claims for which indemnification under our acquisition agreement or other coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

Our organic growth with selective strategic acquisitions in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.

We have grown organically and further evolved by adding complementary solutions and integrating these solutions into our existing offerings to generate cross-selling opportunities across our existing investor base, as demonstrated by the acquisitions of Hark, Bonaccord, WTI, and most recently, Qualitas. The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to continuously develop our infrastructure as a result of becoming a public company and in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business and our failure to comply with any of these covenants may put us in default, which could have a material adverse effect on our business and financial condition.

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

The restrictions in the agreements and instruments governing our debt may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants and restrictions could result in a default under the agreements and instruments governing our debt. An event of default under any of the agreements and instruments relating to our outstanding indebtedness could cause all amounts outstanding with respect to that debt to be due and payable immediately, any future commitments for further credit to be terminated, a foreclosure against our assets comprising the collateral securing or otherwise supporting the debt and the pursuit of other legal remedies by our lenders. Our assets and cash flow may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. We may need to conduct asset sales or elect to pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. Any or all of the above could have a material adverse effect on our business, financing activities, financial condition and operations.

Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized investment vehicles to achieve attractive rates of return on those investments.

Certain of the specialized funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage or may in the future rely on leverage. If our specialized funds, or the companies in which our specialized investment vehicles invest, raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility, including as a result of higher interest rates and international conflicts. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.

The absence of available sources of sufficient credit and/or debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our specialized funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have a material adverse impact on our business, results of operations and financial condition.

Defaults by investors in certain of our specialized funds could adversely affect such funds' operations and performance.

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

When investors retain us to manage assets on their behalf, certain guidelines are agreed to regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in investors causing the termination of the applicable investment management agreement, as these agreements generally are terminable without cause. Investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our investors that we believe are economically desirable, which could similarly result in losses to an investor account or termination of the account and a corresponding reduction in FPAUM. Even if we comply with all applicable investment guidelines, an investor may be dissatisfied with investment performance or our services or fees and may terminate their customized separate accounts or advisory accounts or be unwilling to commit new capital to our specialized investment vehicles or advisory accounts. Any of these events could cause a reduction to FPAUM and consequently cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.

Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain investors and subject us to significant legal liability and reputational harm.

We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our investors and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our investors. If our employees, advisors or third-party service providers were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee, advisor or third-party service provider misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business, results of operations and financial condition could be materially and adversely affected.

Valuation methodologies for certain assets in our specialized investment vehicles can be highly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized investment vehicles.

There are no readily ascertainable market prices for a large number of the investments in our specialized investment vehicles, advisory accounts or the funds in which we invest. The value of the investments of our specialized investment vehicles is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially from these assumptions or estimates. In addition, because the illiquid investments held by our specialized investment vehicles, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain investors or attract new investors. The occurrence of any of these events could have a material adverse impact on our business, results of operations or financial condition.

Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has continued to pursue enforcement actions against investment advisers relating to their valuation practices, policies, and procedures. If the SEC were to investigate and identify deficiencies in our valuation practices, policies, or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our investment management activities often involve investments in relatively illiquid assets, and we and our investors may lose some or all the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.

The investments made by our specialized investment vehicles and recommended by our advisory services often include illiquid assets. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a specified period. Accordingly, the private markets funds in which we and our investors invest capital may not be able to sell investments when they desire and therefore may not be able to realize the full value of such investments. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, including the ability to complete an initial public offering of a portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our investors’ investments or the investment made by our funds. Poor investment performance could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, during periods of difficult market conditions, or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our specialized investment vehicles invest, which would adversely affect investment returns for our specialized investment vehicles. The occurrence of any of these events could have a material adverse impact on our business, results of operations, and financial conditions.

Our specialized investment vehicles face risks relating to undiversified investments.

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

Investments by most of our specialized investment vehicles will include debt instruments and equity securities of companies that we do not control. Our specialized investment vehicles may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our specialized investment vehicles will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our specialized investment vehicles. Portfolio companies in which an investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our best interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of investors could decrease and our financial condition, results of operations, and cash flow could be materially adversely impacted as a result.

Investments by our specialized investment vehicles or advisory accounts frequently rank junior to investments made by other investors.

In many cases, the companies in which our specialized investment vehicles or advisory accounts invest have indebtedness or equity securities or may be permitted to incur indebtedness or to issue equity securities, that rank senior to the investments by our specialized investment vehicles or advisory accounts. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investors’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our specialized investment vehicles or advisory accounts hold an investment, holders of securities ranking senior to our investors’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our investors’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investors’ investments. To the extent that any assets remain, holders of claims that rank equally with our investors’ investments would be entitled to share on an equal and ratable basis in distributions that are made from those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our specialized investment vehicles or advisory accounts may be substantially less than that of those holding senior interests. The occurrence of any of the foregoing events could have a material adverse impact on our business, results of operations, and financial condition.

We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees.

In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide investors with investment returns and service them to pay our desired fee rates. Fee reductions on existing or future new business could have a material adverse effect on our profit margins, results of operations, and financial condition.

Our risk management strategies and procedures may fail to properly identify, assess, or mitigate material risks.

We have developed and continue to update strategies and procedures specific to our business for managing risks including market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with previously unidentified or unanticipated risks. In addition, some of our methods for managing the risks related to our investors’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business, our historical data may be incomplete. Failure of our risk management techniques could result in the loss of our fund managers' rights to applicable fees and otherwise materially and adversely affect our business, financial condition, and results of operations.

Restrictions on our ability to collect and analyze data regarding our investors’ investments would negatively impact our business.

Our proprietary database supports our robust and disciplined sourcing criteria, which fuels our highly selective investment process. We rely on this database to provide a transparent, versatile and informative platform through which investors can track, monitor and diligence portfolios. We depend on the continuation of our relationships with fund managers and sponsors of underlying funds and investments to maintain current data on these investments and private markets activity generally. The termination of these relationships by a significant number of these fund managers and sponsors or the imposition of significant restrictions on our ability to use this data for our reporting and monitoring services would negatively impact our business and could have a material adverse effect on our financial condition and results of operations.

Operational risks, data security breaches, AI related cyber events, loss or leakage of data and other interruptions of our information technology systems or those of our third-party service providers may disrupt our business, compromise sensitive information related to our business, or prevent us from accessing critical information, which may result in losses or limit our growth.

We rely heavily on financial, accounting, compliance, monitoring, reporting and other information technology systems. A failure or interruption of these systems, including a loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, service interruptions, system malfunction, unauthorized access, computer viruses, acts of terrorism or war, or otherwise, could result in operational disruptions, liability to investors, regulatory intervention or reputational damage that could materially and adversely affect our business, results of operations, and financial condition. From time to time we have and may continue to augment and enhance, or transition to other, enterprise resource planning, human resources, financial, or other systems. Such actions may cause us to incur significant costs and to experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which, in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could adversely affect our business, financial condition, and results of operations.

We have experienced, and may from time-to-time experience, attacks by perpetrators of random or targeted malicious technology-related events, such as cyber-attacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate confidential information. Such attacks are becoming increasingly sophisticated and some actors are using AI technology to launch more automated, targeted, and coordinated attacks. While we have invested (and continue to invest) in the protection of our systems and infrastructure, in related personnel and training, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. There is also no guarantee that a series of incidents may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.

We also face cybersecurity threats due to error or intentional misconduct by employees, contractors, or other third-party service providers. Certain aspects of effective cybersecurity are dependent upon our employees, contractors, and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms. We have in the past experienced, and may in the future experience, security incidents arising from a failure to properly handle sensitive information or adhere to our security policies and access control mechanisms and there can be no assurance that an insider threat will not result in an incident that is material to us.

It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about an incident. Any cyber or similar attack we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our brand reputation, result in the disclosure of confidential or sensitive information of our investors, and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties. The impact of cyber or similar attacks experienced by third parties who provide services to us or otherwise process data on our behalf could have a similar effect on us. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory by our investors.

As a leading provider of private markets solutions, we depend to a large extent on our relationships with our investors and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, investor dissatisfaction may be more damaging to our business than client dissatisfaction may be for other types of businesses. The importance of our reputation may increase as we seek to grow our investor base and expand into new private markets.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment advisers has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our investors and third parties, including our investors’ stockholders or beneficiaries, under securities or other laws and regulations governing the adequacy of disclosures and other matters in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our investors that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The occurrence of any such legal or regulatory action could result in signifcant legal expense, as well as significant reputational harm that would diminish our ability to attract and retain investors, and therefore could have a material adverse effect on our business, results of operations, and financial condition.

We operate in certain international markets, including markets in which we have limited experience, and we intend to continue to increase our international scope. As a result, we face additional risks in connection with certain of our international operations.

We have a European presence, following our acquisition of Qualitas in April 2025, and we intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience. While we have a significant presence within the middle and lower-middle market private markets industry in North America, where the majority of our capital is currently being deployed, we intend to leverage our differentiated solutions to serve our global investors. Operating internationally, particularly in countries where we have limited experience, exposes us to a number of risks in addition to those otherwise described in this annual report, such as:

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

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to mitigate our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur. In addition, our risk-management models may not accurately anticipate the effects of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, investors in our funds or our co-investors to obtain financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition, and results of operations.

We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards.

As of December 31, 2025, we had $53 million of U.S. federal NOL carryforwards, a portion of which will expire each year if not used to reduce taxable income. Our ability to utilize these NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of U.S. federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

In addition, Section 382 of the U.S. Internal Revenue Code of 1986 ("Section 382") subjects us to limitations in the use of NOLs if we experience an “ownership change.” For the purposes of Section 382, an ownership occurs if the aggregate increases in ownership of our stock by our "5% shareholders" (non-5% shareholders are grouped together into one or more 5% shareholder groups) over a rolling three year period is greater than 50%.

If an ownership change occurs, we would be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we are profitable in future years. These consequences include limiting the amount of federal NOLs that can be used to offset taxable income to an annual limitation. Generally, the annual limitation equals the product of (i) the fair market value of all of our outstanding equity immediately prior to the ownership change, multiplied by (ii) the applicable federal long-term, tax-exempt rate.

If we have a net unrealized built-in gain (generally determined by comparing market capitalization plus total liabilities to the adjusted tax basis of assets) at the time of an ownership change, certain built-in gains recognized within five years after the ownership change (the “recognition period”) may increase the amount of available annual limitation under Section 382. Any such recognized built-in gains that are unused may be carried forward to later. Internal Revenue Service (“IRS”) Notice 2003-65 provides an approach which treats depreciable or amortizable built-in gain assets as generating recognized built-in gains each year without regard to whether such assets are disposed of at a gain during the recognition period. However, in September 2019 the IRS released proposed regulations that would limit the increase in the annual limitation for recognized built-in gains to those gains that are actually recognized through the disposition of built-in gain assets. These regulations have not been finalized and the beneficial treatment provided under IRS Notice 2003-65 should remain available for transactions that have been publicly announced, or for which there is a binding commitment prior to the publication of the final regulations.

The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge the amount, timing, and/or use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all our NOL carryforwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying

Section 382 and because of limitations on a publicly traded company's knowledge as to the ownership of, and transactions in, its securities. Moreover, future offerings may result in an ownership change under Section 382, as discussed above, depending on the amount of stock issued. Accordingly, the calculation of the amount of our utilizable NOL carryforwards could change as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

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

The collectability of fees pursuant to the Advisory Services Agreements with Enhanced PC is dependent on future cash flows of Enhanced PC.

Upon the closing of our acquisition of ECG and a non-controlling interest in ECP, the Advisory Services Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC, as contributed by both ECG and ECP. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for these services, ECG is entitled to advisory fees from Enhanced PC based on a fixed fee schedule totaling $119.6 million over 11 years as of December 31, 2025. We have assessed the collectability of these fees in light of the observed losses associated with the operations of Enhanced PC. While we expected future cash flows of Enhanced PC to be sufficient such that it is probable that we will collect all of the fees to which we are entitled, there can be no assurance that Enhanced PC will achieve the expected future cash flows and that we will be able to collect all of such fees.

Risks Related to Our Industry

The investment management and investment advisory business is intensely competitive.

We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies, and other financial institutions. With respect to our investment strategies, we primarily compete with other private markets solutions providers within North America and, following our acquisition of Qualitas in April 2025, Europe, that specialize in private equity, venture capital, impact investing, NAV loans, GP stakes, and private credit. We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our investors and those in which we may invest in the future, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top-performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our investors in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers, and intermediaries. Our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

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

This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which could materially and adversely impact our business, financial condition and results of operations.

Emerging technologies, such as artificial intelligence, may disrupt the market, lead to greater legal and regulatory risks, and adversely affect our ability to compete.

The emergence of disruptive technologies, such as artificial intelligence, may significantly disrupt the markets in which we operate, increase competition for investment opportunities, and lower costs for our competitors. Some of our competitors have significant amounts of capital and access to resources that may allow them to incorporate these emerging technologies into their business. If we are unable to innovate quickly enough to keep pace with these technological developments, it may adversely impact our ability to compete. These technologies, and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving and the full extent of current or future related risks is difficult to predict. These technologies may also subject us to additional compliance costs. The impact of any or all of these factors could be substantial and result in a material adverse effect on our business, financial conditions and results of operations.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage and the level of private markets investment by our customized separate account investors.

Global market and economic conditions may deteriorate due to factors beyond our control, including rising interest rates or inflation, reduced credit availability, changes in laws and regulation, international conflicts, terrorism or political uncertainty and severe public health events. In addition, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of our funds and advisory accounts. We may not be able to or may choose not to fully mitigate our exposure to these market conditions. Market deterioration could cause us, the specialized investment vehicles we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our investors invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely impact the returns of our co-investments in leveraged buyout transactions and therefore adversely affect the results of operations and financial condition of our co-investment funds.

Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. These conditions may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our investors invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our investors’ portfolios. Such a decline could cause our revenue to decline by causing some of our investors to reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, which would result in lower fees being paid to us.

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

Our profitability may be adversely affected by our fixed costs and the possibility that we are unable to scale back other costs in proportion to any decreases in revenue relating to changes in market and economic conditions.

The occurrence of any or all of the events described above could materially and adversely affect our business, financial condition, and results of operations.

Increased government regulation, compliance failures and changes in law or regulation could result in operational restrictions and uncertainty, increased costs, reputational damage, or other harm to our business.

Governmental authorities around the world in recent years have called for or implemented financial system and participant regulatory reforms in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. These reforms include additional regulation of investment funds, as well as their managers and activities, including compliance and risk management oversight; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and record keeping, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our funds or separate accounts, or on private markets funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our funds’ and separate accounts’ investment strategies or our business model. We may incur significant expense to comply with such reform measures. Additionally, legislation, including proposed legislation regarding executive compensation and taxation of carried interest, may adversely affect our ability to attract and retain key personnel.

Our advisory and investment management businesses are subject to regulation in the U.S., including by the SEC, the Small Business Administration (“SBA”), the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Small Business Investment Act of 1958, the Code, the Commodity Exchange Act, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing investors or fail to attract new investors. We also may rely on third-party service providers for certain aspects of compliance. Any failure, interruption or deterioration of the services of such third-party service providers could disrupt our ability to provide services to our clients, harm our reputation, result in regulatory intervention and materially adversely affect our business, results of operations, and financial condition.

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”) and other recent SEC proposed or adopted rules. As one example, in 2024 the SEC adopted rules that increase the amount of information certain registered investment advisers must report to the SEC on a regular basis relating to private funds they advise. In addition, in 2023 the SEC adopted rules (the "Private Fund Adviser Rules" that significantly increased disclosure requirements and impose substantive requirements and prohibitions on fund advisory and related contracts, and that, once implemented, would have increased our Advisers’ compliance monitoring and reporting obligations, resulting in increased costs of compliance, as well as required changes to our Advisers' practices. However, the Private Fund Adviser Rules were vacated by the US Fifth Circuit Court of Appeals prior to going into effect, and the SEC proposed a new rule applicable to U.S. registered investment advisers (the "Safeguarding Rule") that would significantly change how investment advisers manage and safeguard client assets by expanding the custody rule to apply to all client assets held in advisory accounts, as well as introduce new challenges and costs to our investment advisory business. As of the date of this report, however, the Safeguarding Rule has not been adopted. The SEC has increased its regulation of the asset management and private fund industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, custody of fund assets, marketing and advertising, disclosures to fund investors, allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected by other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise financial markets. For example, following the exit of the United Kingdom (“UK”) from the EU we can no longer rely on “passporting” privileges that allowed issuers approved in the UK to raise capital in EU jurisdictions without restrictions. To the extent we raise capital in any EU jurisdiction, we are subject to new and increased regulations and we may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by EU state governmental authorities and self-regulatory organizations.

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

Our Advisers may be deemed “fiduciaries” under ERISA, with respect to benefit plan investors, which would impose certain duties under ERISA and applicable provisions of the Code, prohibit certain transactions involving ERISA plan investors and provide monetary penalties for violations of these prohibitions. In addition, a court could find that one of our co-investment funds has formed a partnership-in-fact conducting a trade or business and would therefore be jointly and severally liable for a portfolio company’s unfunded pension liabilities. Failures to comply with ERISA requirements or a finding of liability with respect to pension obligations could have a material adverse effect on our business, results of operations, or financial condition.

Certain funds managed by our subsidiaries are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Investment Advisers Act, including the reporting and governance requirements of the Investment Company Act. These requirements include restrictions on entering into transactions with investors; maintaining an effective compliance program; restrictions on the charging of incentive fees, the use of solicitors and the contents of solicitation arrangements; allocation of requirements, recordkeeping, reporting and disclosure requirements; limitations on agency cross and principal transactions between an adviser and their advisory clients; and general anti-fraud prohibitions. Each investment adviser owes fiduciary duties to its clients. A failure to comply with the obligations imposed by the Investment Advisers Act could result in regulatory investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations. Several of our investment adviser subsidiaries provide investment advisory and other services to funds which operate as Small Business Investment Companies (“SBICs”) and are licensed by the SBA. SBICs supply small businesses with financing in both the equity and debt arenas. There are various requirements that apply to SBICs under SBA rules and regulations. These rules and regulations are often highly complex. The SBA is authorized to institute proceedings and impose sanctions for violations of rules and regulations applicable to SBICs, including forcing the liquidation of an SBIC. The failure of an Adviser to comply with the requirements of the SBA could have a material adverse effect on our business.

Many of our separately managed accounts and funds are not registered under the Investment Company Act because we generally only form separately managed accounts for, and offer interests in our funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. In addition, certain funds are not registered under the Investment Company Act because we limit such funds to 100 or fewer “persons” as defined in the Investment Company Act. Compliance with the Investment Company Act can be complex and failure to comply can result in significant fines, penalties, reputational harm and other potentially material adverse effects on our business.

We are subject to stringent and changing obligations related to data privacy and protection. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties;

disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

We are subject to numerous data privacy and protection obligations, including various federal, state, local and foreign laws, regulations and guidance; industry standards; and contractual and other obligations that apply to the collection, transmission, storage, use and other processing of personal information by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among relevant jurisdictions in which we operate or from which we collect personal information. The data privacy and protection landscape continues to evolve in jurisdictions worldwide, and there has been an increasing focus on data privacy and protection issues with the potential to impact our business. This evolution may create uncertainty in our business; affect us or our business partners’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information; necessitate the acceptance of more onerous obligations in our contracts; cause us to modify our business operations; and result in additional liabilities. The cost of compliance with these obligations is high and is likely to increase in the future. Failure or perceived failure by us, our third-party services providers, or other of our business partners to comply with applicable data privacy laws and regulations and other related requirements and obligations could have significant negative impacts on us, including government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal information, imprisonment of company officials, public censure, damage to our reputation, loss of revenue and profits, and other adverse business impacts, any of which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., there are numerous federal and state laws and regulations relating to personal information privacy and protection. For example, at a federal level, we may be subject to the Gramm-Leach-Bliley Act (“GLBA”) that applies to financial institutions and requires regulated entities to implement and maintain certain data privacy and security safeguards. Several states have enacted laws governing personal information of consumers, employees and business representatives. For example, we may be subject to the California Consumer Privacy Act, as amended (the "CCPA"). The CCPA, similar to other state privacy laws, imposes obligations that include providing specific disclosures in privacy notices, conducting risk assessments, entering into contracts governing the disclosure of personal data with vendors and service providers, and affording state residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance, provides a private right of action to consumers, and allows concurrent jurisdiction to enforce the CCPA by both the California Attorney General as well as the newly-created California Privacy Protection Agency, all of which could increase the risk of an enforcement action or civil litigation related to our privacy practices. The following states have also enacted comprehensive privacy laws, modeled in part after the CCPA: Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia.

In addition, all U.S. states and the District of Columbia and certain other foreign jurisdictions have enacted data breach notification laws that require us to notify investors, employees, regulators and others in the event of a security breach (for example, unauthorized access to or disclosure of personal information experienced by us or our service providers). Requirements under these laws differ, and compliance in the event of a widespread data breach may be difficult and costly. Any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security as well as in responding to an actual or perceived breach. Contractual protections in agreements with third parties may not be sufficient to adequately protect us from liabilities and losses resulting from a data breach, and we may be unable to enforce such contractual protections.

Internationally, many jurisdictions have also established their data privacy and protection frameworks with which we may need to comply. For example, the EU GDPR imposes strict requirements on the processing of personal information. Under the EU GDPR, government regulators may impose temporary or definitive bans on personal information processing. Potential monetary fines for noncompliance with the EU GDPR are significant — up to the greater of €20 million or 4% of global turnover. The EU GDPR provides that EU member states may introduce further conditions and enact their own further laws and regulations limiting the processing of personal information which could limit our ability to collect, use and share personal information, or could cause our compliance costs to increase, ultimately having an adverse impact on our business, results of operations and financial condition. The United Kingdom adopted its own General Data Protection Regulation that has similar provisions, requirements, and penalties for non-compliance as the EU GDPR. Many other countries and jurisdictions have enacted similar privacy laws. For example, Canada is currently updating its comprehensive privacy law, the Personal Information Protection and Electronic Documents Act, which is modeled in part after the EU GDPR. The Canadian province of Quebec passed its own privacy law, called Quebec Law 25, which further restricts how companies may process the personal information of resident of those countries and localities.

Certain jurisdictions, including the EU, UK and China, have enacted data localization laws and cross-border personal information transfer laws, which may make it more difficult to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. If we cannot implement and maintain valid compliance mechanisms for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe and elsewhere. We may have to implement different personal information processing activities to address these data localization and cross-border personal information transfer laws. As we expand into countries and jurisdictions outside the U.S., we may be subject to additional data privacy and protection laws and regulations that may affect how we conduct business.

New and evolving laws, government regulations and policy, including with respect to trade and tariffs, could adversely affect our business.

Governmental regulation of the global financial markets and financial institutions is intense and is continually evolving. Policy changes and regulatory reform may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.

For example, regulatory or tax reform in jurisdictions where we conduct business and jurisdictions in which investors in our funds are located may increase administrative costs, increase taxes borne by our funds or our investors, or otherwise adversely affect our funds or our ability to successfully fundraise on behalf of our funds. A prolonged environment of regulatory uncertainty may make the identification of attractive investment opportunities and the deployment of capital more challenging. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory and other changes that may have a material effect on the businesses in which we choose to invest. The failure to accurately predict the possible outcome of policy changes and regulatory reform could have a material adverse effect on the returns generated from our funds’ investments and our revenues.

The United States has recently enacted, and proposed to enact, significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U,S, Additionally, governmental actions related to the imposition of tariffs, including the possibility of future increased tariffs imposed by the Trump administration, or other trade barriers or changes to international trade agreements or policies, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, restrict our current and future portfolio companies' access to suppliers or customers and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.

Changes in tax laws may adversely affect our business, and the IRS or a court may disagree with tax positions we take, which may result in adverse effects on our financial condition or the value of our common stock.

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

The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on certain key issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to several these unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial condition.

Changes in tax rates applicable to operating income, investment income, dividends received or paid, or in the taxation of partnerships and other passthrough entities, and other changes in tax laws and regulations, the interpretations thereof, or in the practices of tax authorities could adversely impact our business. For example, in August 2022, the U.S. enacted a 1% excise tax on stock repurchases by publicly traded companies and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Changes in tax policy could also increase the complexity, burden and cost of tax compliance. Our effective income tax rate can vary significantly between periods due to a variety of factors including projected levels of taxable income, tax audits conducted and settled by tax authorities, and adjustments to income taxes upon finalization of income tax returns.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to several laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies and investment advisers in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to certain aspects of our business, including servicing existing fund investors, identifying new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

Similar laws have been enacted in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act. Compliance with differing requirements of multiple jurisdictions can be complex and increase monitoring and compliance costs. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.

Regulation of investment advisers outside the U.S. could adversely affect our ability to operate our business.

While the majority of our capital deployment is in the U.S., we provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the U.S., including, most notably, Spain, following our acquisition of Qualitas. In many of these countries and jurisdictions, which include the European Union and the Cayman Islands, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”), under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel, and reporting obligations. Individual member states of the EU have imposed additional requirements including with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject related primarily to registration and reporting obligations.

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

In recent years, certain institutional investors have placed importance on environmental, social and governance (“ESG”) implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, institutional investors may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by us. To the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our business, results of operations, and financial condition.

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

Risks Relating to Our Organizational Structure

A change of control of our company, including the occurrence of a “Sunset,” could result in an assignment of our investment advisory agreements.

Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, an Adviser undergoes a change of control. After a “Sunset” becomes effective, the Class B common stock will convert into Class A common stock that is one vote per share instead of ten votes per share, and the Controlled Company Agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of an Adviser, and thus an assignment of an Adviser's advisory agreements. If such a deemed assignment occurs, we cannot be certain that each Adviser will be able to obtain the necessary consents from its funds and other investors, which could cause us to lose the management fees and advisory fees we earn from such funds and other investors, potentially resulting in a material adverse effect on our business, results of operations and financial conditions.

If we were deemed an “investment company” under the Investment Company Act as a result of our ownership of our subsidiaries, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer is generally deemed to be an “investment company” for purposes of the Investment Company Act if:

•
it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged, through our subsidiaries, primarily in the business of providing alternative asset management investment services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management investment firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either we or any of our subsidiaries is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, we do not have significant assets other than our equity interests in certain wholly-owned subsidiaries and voting interests of certain general partner entities for our sponsored funds. The general partner entities hold no underlying assets other than being parties to the investment management agreements with our Advisers for their respective funds and serve to allocate carried interest to those who hold such rights. We do not believe our equity interests in our wholly-owned subsidiaries or our voting interests in the general partners of these subsidiaries are investment securities. As a result, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis consist of assets that could be considered investment securities. Accordingly, we do not believe we are an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act and described in the second bullet point above. In addition, we do not believe we are not an investment company under section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if we were deemed to be an investment company under the Investment Company Act, the applicable requirements and restrictions, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, the Advisers, the general partners, the funds, and our senior leadership team, and materially and adversely affect our business, financial condition and results of operations.

We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements.

So long as no Sunset has occurred, the Class B stockholders who are party to the Controlled Company Agreement hold more than 50% of the Company’s outstanding voting power and thereby control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Controlled Company Agreement, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including that (i) a majority of the board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors and (iii) the board maintain a compensation committee that is composed entirely of independent directors.

Risks Relating to Ownership of our Common Stock

The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes. After a Sunset becomes effective, each share of our Class B common stock will convert into Class A common stock. As of December 31, 2025, the Class B Holders have approximately 80% of the combined voting power of our common stock. This concentrated voting control significantly limits the ability of holders of our Class A common stock to influence corporate matters and could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, which may have a negative impact on the market price of our Class A common stock.

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

There can be no assurance that we will continue to declare cash dividends.

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

Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay, or prevent a change of control of our Company or changes in our management and, therefore, may negatively affect the trading price of our Class A common stock.

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
•
specify that special meetings of our stockholders can be called only by our board of directors, chief executive officer, or the chairman of our board of directors;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•
provide that certain litigation against us can be brought only in Delaware; and
•
reflect two classes of common stock, as discussed above.

Any provision of our certificate of incorporation, our bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Management's Role

Our CIO, who has 16 years experience in technology, has primary responsibility for assessing and managing material cybersecurity risks, including overseeing and identifying cybersecurity risks associated with our use of third party cybersecurity consultancy firms, and are members of management’s IT Steering Committee, which consists of management team members and certain employees who drive alignment on technology and security decisions across the Company. The IT Steering Committee meets monthly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The IT Steering Committee also considers and makes recommendations to management, the Board of Directors and the Audit Committee on security policies and procedures, security service requirements, and cybersecurity risk mitigation strategies.

Item 2. Properties.

We lease our corporate headquarters and principal offices, which are located at 2699 Howell Street, Suite 1000, Dallas, Texas 75204. We also lease additional office space in Spain, Illinois, California, North Carolina, New York, Louisiana,

Missouri, Maryland, and Connecticut. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the New York Stock Exchange and NYSE Texas under the symbol "RPC". There is no established public trading market for our Class B common stock.

Holders of Record

As of February 23, 2026, there were approximately 29 stockholders of record of our Class A common stock and there were approximately 70 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We declared a quarterly dividend of $0.0375 per share of our common stock to record holders in each fiscal quarter of 2025.

The declaration and payment by us of any future dividends to holders of our common stock is at the sole discretion of our board of directors. Our board intends to cause us to continue to pay a comparable cash dividend on a quarterly basis. Subject to funds being legally available, we intend to cause Ridgepost, LLC to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes and to pay our corporate and other overhead expenses, including dividend payments to our stockholders. For more information regarding risk factors that could materially and adversely affect us and our ability to continue to pay a comparable cash dividend on a quarterly basis, refer to "Item 1A. Risk Factors" in this Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2025	—	$-	-	$26,014,646
November 1 - 30, 2025	522,728	9.54	522,728	$21,014,652
December 1 - 31, 2025	—	$-	-	$21,014,652
Total	522,728	$9.54	522,728

(1) On May 12, 2022, we announced that our Board of Directors authorized a program to repurchase outstanding shares of our Class A and Class B common stock as of the date of authorization (the "Stock Repurchase Program"). As of December 31, 2025, the Board has approved $157.0 million, of which $65.0 million was approved during the year ending December 31, 2025, for repurchase under the Share Repurchase Program. The Stock Repurchase Program does not obligate Ridgepost to acquire any particular amount of common stock and it may be terminated or amended by the Board of Directors at any time.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2025.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on October 21, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2025, relative to the performance of the S&P

500 Index, Dow Jones U.S. Asset Managers Index, and Russell 2000 Index. The Company was admitted to the Russell 2000 Index in 2023. The graph and table assume $100 invested on October 21, 2021, and dividends reinvested in the security or index.

	October 21, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Ridgepost Capital, Inc	$100.00	$115.73	$88.33	$84.60	$104.39	$81.21
S&P 500 Index	$100.00	$105.05	$86.02	$112.95	$135.82	$160.10
Dow Jones US Asset Managers Index	$100.00	$99.55	$75.48	$90.06	$121.38	$124.52
Russell 2000 Index	$100.00	$97.78	$76.70	$88.28	$97.12	$108.09

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

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of Ridgepost. As used in this section, “Ridgepost,” the “Company”, “we” or “our” includes Ridgepost and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-K. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this annual report on Form 10-K. The following discussion may contain forward-looking statements that reflects our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors", the "Summary of Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2025, fiscal 2024 and fiscal 2023 are to our fiscal years ended December 31, 2025, 2024 and 2023, respectively.

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

On February 11, 2026, the Company's name changed to Ridgepost Capital, Inc. The Company's stock symbol also changed to NYSE: RPC.

As of December 31, 2025, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 70 investment professionals with an average of 22+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated since inception in 2001, including over 3,800+ investors, 320+ fund managers, 690+ private market funds and 5,600+ portfolio companies. We have 70 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,400+ investment firms, 62,700+ funds, 94,500+ individual transactions, 49,400+ private companies and 556,000+ financial metrics. As of December 31, 2025, PES has raised over $24 billion assets under management ("AUM"), of which $17.5 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 18+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated since inception in 2007, including over 2,000+ investors, 120+ fund managers, 120+ direct investments, 450+ private market funds and 16,500+ portfolio companies. We have 23 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of December 31, 2025, VCS has raised over $11 billion AUM, of which $6.8 billion are FPAUM.

•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower-middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 53 investment professionals with an average of 25+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated since inception in 1980, including 430+ investors across 47 active investment vehicles and 1,800+ portfolio companies with $10.5+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 1,500+ credit opportunities annually. We currently maintain 100+ active sponsor relationships and have 130+ platform investments. Within PCS, the Company makes investments that support historic building preservation, brownfield site remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of December 31, 2025, PCS has raised over $7 billion AUM, of which $5.1 billion are FPAUM. Of the total AUM, impact assets represent $4.7 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimate of about 4,000 GWh of renewable energy from inception to December 31, 2025.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. Ridgepost’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $15.8 billion of our FPAUM as of December 31, 2025.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. Ridgepost’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $10.6 billion of our FPAUM as of December 31, 2025.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary investment funds comprise approximately $3.0 billion of our FPAUM as of December 31, 2025.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American and European markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite higher interest rates and the global economy outlook remaining uncertain, we continue to benefit from institutional investors turning towards alternative investments to achieve asset class diversification, superior investment returns, and participation in access-constrained investment opportunities.

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will continue to drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay private or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search of lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes, and (b) legislation that allows retirement plans to add private equity vehicles as an investment option and impact investing by the institutional and high-net-worth investor community, and demand from high-net-worth individuals, also known as retail investors.
•
Favorable lower and lower-middle market dynamics, and data-driven sourcing. We attribute our strong investment performance track record to several factors, including our broad private market relationships and access to fund managers and investments, our diligent and responsible investment process, our tenured investing experience, and our premier data, technology, and analytic capabilities. Our ability to continue generating strong returns will be impacted by lower and lower-middle market dynamics, and our ability to source deals efficiently and effectively using data analytics. As more companies choose to remain private, we believe smaller companies will continue to dominate market supply, with significantly less capital in pursuit. This favorable lower and lower-middle market dynamic implies a larger pool of opportunities at compelling purchase price valuations with significant return potential. In addition, our premier data and analytic capabilities, driven by our proprietary database, support our robust and disciplined sourcing criteria, which fuel our highly selective investment process. Our database stores and organizes a universe of managers and opportunities with powerful tracking metrics that we believe drive optimal portfolio construction, management, and monitoring. This enables and supports a portfolio grading system, as well as a repository of investment evaluation scorecards. Our ability to maintain our data advantage is dependent on several factors, including our continued access to a broad set of private market information on an on-going basis.
•
Expanding asset class solutions, broadening geographic reach and growing private markets network effect. Our ability to continue growing is influenced by our scalability and ability to maximize investor relationships. The scope of private markets has expanded significantly over the last decade. As investors increase their allocations to private markets' investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution, we believe investors will seek out private market solutions providers with scale and the ability to deliver multiple asset classes and vehicle solutions, hereby streamlining relationships and pursuing cost efficiency. Our scalable business model is well-positioned to expand and grow our footprint as we broaden our position within the private markets ecosystem. We currently have a leading presence in North America and, with the acquisition of Qualitas, we now also have a presence in Europe. We believe that expanding our presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe the growing number of private markets' focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly-trusted advisors to help investors navigate the complexity associated with multi-asset class manager selection.
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
•
Our ability to raise capital in order to fund acquisitions and strategic growth initiatives. In addition to organic growth of our existing business, our growth will continue to depend, in part, on our ability to identify, evaluate and acquire high performing and high-quality asset management businesses to expand our team of asset managers and advisors, as well as expand the industries and end markets which we serve. These acquisitions may require us to raise additional capital through debt financing or the issuance of equity securities. Our ability to obtain debt with acceptable terms will be influenced by the corporate debt markets and prevailing interest rates, as well as our current credit-worthiness. The funding available through the issuance of equity securities will be determined in part by the market price of our shares.
•
Increased competition to work with top private fund managers. There has been a trend amongst larger private markets investors to consolidate the number of general partners with which they invest and work with. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.
•
Data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to continue to use these advantages afforded to us by our proprietary databases, analytical tools, and deep industry knowledge to drive our performance, provide clients with customized solutions across private markets asset classes, and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on several factors, including our continued access to a broad set of private market information on an ongoing basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.
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

The Company recognizes an accrued contingent liability and contingent payments to customers in our Consolidated Balance Sheets for agreements between ECG and third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company believes it is probable that these third parties will exercise their options to sell back the revenue share and has recognized liabilities on the Consolidated Balance Sheets. The Company has also recognized contingent payments to customers assets associated with the agreements and will amortize the assets against revenue over the estimated length of the management contracts. The amortization is reported in management and advisory fees on the Consolidated Statements of Operations.

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

Strategic alliance expense was included in operating expenses. This expense was driven by the Strategic Alliance Agreement that Bonaccord entered into with an investor at the time Bonaccord was acquired in exchange for a portion of net management fee earnings. On April 1, 2025, the investor converted their portion of Bonaccord's net management fee earnings into an equity interest in Bonaccord.

Other (Expense)/Income

Interest expense, net includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other loss includes any income/(loss) from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, the loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord, remeasurement of the contingent loss related to the Clifford guarantee, and accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 13 of our consolidated financial statements.

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

Results of Operations

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023

	For the Year Ended December 31,
	2025	2024	2023
REVENUES	(in thousands)
Management and advisory fees	$292,489	$290,218	$238,729
Other revenue	4,857	6,230	3,005
Total revenues	297,346	296,448	241,734
OPERATING EXPENSES
Compensation and benefits	143,632	155,316	154,286
Professional fees	25,545	21,464	12,668
General, administrative and other	35,149	28,780	22,584
Contingent consideration expense	2,928	160	560
Amortization of intangibles	23,845	25,612	29,221
Strategic alliance expense	703	4,496	1,494
Total operating expenses	231,802	235,828	220,813
INCOME FROM OPERATIONS	65,544	60,620	20,921
OTHER (EXPENSE)/Income
Interest expense, net	(27,344)	(25,510)	(21,872)
Other loss	(5,792)	(6,747)	(2,189)
Total other (expense)	(33,136)	(32,257)	(24,061)
Income before income taxes	32,408	28,363	(3,140)
Income tax expense	(9,445)	(8,696)	(4,632)
NET INCOME/(LOSS)	$22,963	$19,667	$(7,772)

Revenues

Years Ended December 31, 2025 and December 31, 2024

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the years ended December 31, 2025 and December 31, 2024. For the year ended December 31, 2025 compared to the year ended December 31, 2024, management and advisory fees increased due to an increase in average FPAUM despite a decrease in catch-up fees, however revenues remained flat due to a decrease in one-time revenues for ancillary services.

Management and advisory fees increased $2.3 million, or 1%, to $292.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The growth in management and advisory fees is attributable to continued success in fundraising and deploying capital. Furthermore, the Qualitas acquisition added to our FPAUM. Catch up fees for the year ended December 31, 2025 were $5.4 million. Catch up fees are associated with fund closings at Qualitas, RCP, and TrueBridge.

Other revenues, which represent ancillary elements of our business, decreased by $1.4 million or 22% to $4.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 driven by a $2.1 million decrease in recognized carried interest income from uncommon pre-acquisition legacy managed fund offset slightly by an increase of $0.7 million in ancillary services provided to clients.

	For the Year Ended December 31,
	2025	2024	2023
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$143,632	$155,316	$154,286
Professional fees	25,545	21,464	12,668
General, administrative, and other	35,149	28,780	22,584
Contingent consideration expense	2,928	160	560
Amortization of intangibles	23,845	25,612	29,221
Strategic alliance expense	703	4,496	1,494
Total operating expenses	$231,802	$235,828	$220,813

Operating Expenses

Years Ended December 31, 2025 and December 31, 2024

Total operating expenses decreased by $4.0 million, or 2%, to $231.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven by a decrease of compensation and benefits expense offset by an increase in general, administrative, and other expenses.

Compensation and benefits expense decreased by $11.7 million, or 8%, to $143.6 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was driven by a $22.2 million decrease in compensation expense related to the EBITDA bonus and the second hurdle of the WTI earn-out no longer being probable of achievement in the year ended December 31, 2025. This decrease was offset by $1.0 million increase in compensation and benefits related to the Qualitas acquisition as well as $9.6 million increase in compensation and benefits related to increases in headcount and associated benefits across the Company as well as merit-based compensation to retain and motivate talent across the Company.

Professional fees increased by $4.1 million, or 19%, to $25.5 million primarily driven by a $2.3 million increase in professional and legal fees associated with acquisition activity and other strategic transactions during the year ended December 31, 2025 as well as normal course of business such as filings and compliance. Additionally fees related to audit, SEC Rule 404(b) implementation, tax, and compliance services provided to the Company increased by $1.4 million during the year ended December 31, 2025.

General, administrative and other increased by $6.4 million, or 22% to $35.1 million, due to $4.6 million of ongoing enhancements to infrastructure, technology, premises, and security across the Company as well as $0.8 million increase in marketing efforts, and $0.7 million increase in depreciation expense.

Contingent consideration expense increased by $2.8 million, to $2.9 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily driven by remeasurement of the contingent consideration payable in connection with the Qualitas acquisition in April 2025.

Amortization of intangibles decreased by $1.8 million, or 7%, to $23.8 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG was driven by syndicate contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge were driven by asset management fee contracts' amortization schedule, which was based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

Strategic alliance expense decreased by $3.8 million to $0.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease was due to the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

Years Ended December 31, 2025 and December 31, 2024

Other expense increased by $0.9 million, or 3%, to $33.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by $1.8 million increase in interest expense due to a larger average outstanding debt balance for the year ended December 31, 2025. Additionally, a $6.5 million loss for the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord and $1.6 million remeasurement expense of contra-revenue put option related to incentive fees recognized in the year ended December 31, 2025 were offset by a $10.1 million measurement expense of contra-revenue put option related to incentive fees and $1.0 million gain from legal settlement related to a matter with the Oregon Department of Justice in the year ended December 31, 2024.

Income Tax Expense

Years Ended December 31, 2025 and December 31, 2024

Income tax expense increased by $0.7 million to an expense of $9.4 million for the year ended December 31, 2025 compared to an expense of $8.7 million for the year ended December 31, 2024. The increase in income tax expense from 2024 to 2025 was due to an increase in overall net operating income.

FPAUM

The following table provides a period-to-period roll-forward of our fee-paying assets under management on an actual basis.

	For the year ended December 31,
	2025	2024
	(in millions)	(in millions)
Balance, Beginning of Period	$25,677	$23,259
Add:
Acquisitions	980	—
Capital raised (1)	3,746	3,154
Capital deployed (2)	1,370	636
Net Asset Value Change (3)	(1)	(4)
Impact of exchange rate movements	84	—
Less:
Scheduled fee base stepdowns	(730)	(578)
Expiration of fee period	(1,701)	(790)
Balance, End of period	$29,425	$25,677

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.
(3)
Net asset value change consists primarily of the impact of market value appreciation (depreciation) from funds that earn fees on a net asset value basis.

FPAUM as of December 31, 2025

FPAUM increased by $3.7 billion or 15% to $29.4 billion for the year ended December 31, 2025, due to organic growth through capital raised and capital deployed from our private equity and private credit paired with inorganic growth through the Qualitas acquisition in April 2025. This increase was offset by a decline of fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

In order to compute FRE, we adjust our GAAP net income/(loss) for certain items, including the following:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
Earn out related compensation;
•
The cost of financing our business;
•
One-time expenses related to restructuring of the management team including placement/search fees;
•
Expenses related to one-time technical accounting matters and the debt refinancing completed in August 2024;
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes during the 2025, 2024, and 2023 periods differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net Income	$22,963	$19,667	$(7,772)
Adjustments:
Depreciation & amortization	26,537	28,314	31,472
Interest expense, net	27,344	25,510	21,872
Income tax expense	9,445	8,698	4,632
Non-recurring expenses	25,651	17,520	13,874
Non-cash stock-based compensation	25,062	22,480	21,519
Non-cash stock-based compensation - acquisitions	12,052	7,971	8,674
Non-cash stock-based compensation - CEO transition	—	—	6,331
Earn out related compensation	(7,915)	14,312	22,992
Non-fee related income	(39)	(2,354)	(497)
Fee-Related Earnings	$141,100	$142,118	$123,097
Plus:
Non-fee related income	39	2,354	497
Less:
Strategic alliance noncontrolling interests expense	(2,349)	—	—
Cash interest expense	(26,514)	(21,727)	(20,100)
Cash income taxes, net of taxes related to acquisitions	(3,355)	(2,538)	(1,539)
Adjusted Net Income	$108,921	$120,207	$101,955

Total Revenues	$297,346	$296,448	$241,734
Adjustments:
Non-Fee Related Revenue	(39)	(5,179)	(4,730)
Fee-Related Revenue	$297,307	$291,269	$237,004

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	December 31,	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$28,886	$68,115	$(39,229)	(58)%
Goodwill and other intangibles	666,246	603,627	62,619	10%
Total assets	928,302	869,275	59,027	7%
Accrued compensation and benefits	20,470	69,544	(49,074)	(71)%
Debt obligations	373,204	319,783	53,421	17%
Equity	403,459	386,890	16,569	4%

The change in cash and cash equivalents is discussed below in the "Cash Flows" section. There was an increase in goodwill and intangible assets of $62.6 million due to the Qualitas acquisition. Remaining total assets increased in the same period by $35.6 million. The increase was driven by an increase in accounts receivable from related parties which was primarily due to ECG's Advisory Agreement with Enhanced Permanent Capital, LLC ("Enhanced PC"). Additionally, there was an increase in right of use assets related to new office leases as well as an increase in prepaid expenses and other assets associated with the purchase of allocable state tax credits. Accrued compensation and benefits decreased by $49.1 million which was primarily driven by payment related to the achievement of the first EBITDA hurdle of the WTI earnout and the reversal of expense related to WTI EBITDA bonus and the second hurdle of the WTI earnout no longer being probable of achievement. Debt obligations increased by $53.4 million which was driven by revolver activity due to the Qualitas acquisition that closed in April 2025, open market Class A share repurchases, and the payment related to the WTI earnout.

Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds will be critical as we pursue additional business development opportunities and new acquisitions.

On August 1, 2024, the Company entered into the Amended and Restated Credit Agreement, which provides for a new senior secured revolving credit facility in the amount of $175.0 million with a $10.0 million sublimit for the issuance of letters of credit, and a new senior secured loan facility in the amount of $325.0 million. The Amended and Restated Credit Facilities are to be used to refinance and replace the credit facilities under the then existing credit agreement and for general corporate purposes, including acquisitions.

The Amended and Restated Credit Facilities are Term SOFR Loans meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%.The Company can elect one or three months for the Revolver Facility and one, three, or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective December 31, 2025. The New Revolving Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities.

As of December 31, 2025, the Term Loan with a balance of $320.9 million is incurring interest at a weighted average Adjusted Term SOFR of 6.61%. As of December 31, 2025, the Revolving Facility is split into four tranches. The total principal outstanding is $56.0 million and the weighted-average SOFR rate amongst the tranches is 6.38%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR. Refer to Note 12 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of December 31, 2025, Ridgepost was in compliance with its financial and other covenants required under the facility. The Company has incurred $25.9 million in interest expense for the year ended December 31, 2025.

Cash Flows

Year Ended December 31, 2025 Compared to the Years Ended December 31, 2024 and December 31, 2023

The following table reflects our cash flows for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,

	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$22,988	$100,970	$47,685
Net cash used in investing activities	(42,748)	(5,804)	(2,250)
Net cash used in financing activities	(19,674)	(59,108)	(42,870)
Effect of foreign currency exchange rate changes on cash and cash equivalents	205	—
Net change in cash, cash equivalents and restricted cash	$(39,229)	$36,058	$2,565

Operating Activities

Years Ended December 31, 2025 and December 31, 2024

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income/(loss). Cash from operating activities decreased by $78.0 million or 77%, to $23.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our net cash provided by operating activities include receipts of management and advisory fees, and other revenues offset by payments of operating expenses, which include professional fees, compensation and benefits, as well as general, administrative and other expenses. In addition to usual operations, the change in our cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven primarily by a cash payment for $35.0 million related to the achievement of the first EBITDA hurdle for the WTI earnout in 2025, purchases of allocable state tax credits of $12.8 million in 2025, paired with $9.6 million of receipts from the sales of allocable state tax credits in 2024, $3.2 million more in payments related to management profit share in 2025 compared to similar payments in 2024, and a $2.2 million settlement for the final payment relating to Bonaccord's contingent consideration, which is included in operating activities due to outperforming the initial fair value of the liability at the time of acquisition.

Investing Activities

Years Ended December 31, 2025 and December 31, 2024

The cash used in investing activities increased by $36.9 million to $42.7 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase in cash used in investing activities was due to the Qualitas acquisition and the purchases of leasehold improvements and equipment, included in property and equipment during the year ended December 31, 2024.

Financing Activities

Years Ended December 31, 2025 and December 31, 2024

We used a net $19.7 million in cash for financing activities for the year ended December 31, 2025, as compared to cash used in financing activities of $59.1 million for the year ended December 31, 2024. The change is driven by the decrease in open market repurchases of the Company's stock paired with an increase in the cash provided by the debt facility during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Results of Operations for Years Ended December 31, 2024 and 2023

For a comparison of our results of operations for fiscal years ended December 31, 2024 and 2023 see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 and incorporated by reference herein.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of December 31, 2025, the Board has approved $157.0 million, of which $65.0 million was approved during the year ending December 31, 2025, for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors, including: the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of December 31, 2025, $136.0 million has been spent to buy back shares and there was $21.0 million remaining for authorized repurchases under this program.

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

Current Expected Credit Losses for Due from Related Parties

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made. Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisition of ECG and any supplemental agreements entered into after acquisition ("Advisory Agreements") where ECG provides advisory services to Enhanced PC are reflected in due from related parties on the Consolidated Balance Sheets.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after either a service period or both a service period and performance condition is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value of the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested RSUs are remeasured quarterly against performance metrics as a liability or equity, in accordance with GAAP, on the Consolidated Balance Sheets. Refer to Note 16 to the consolidated financial statements for further discussion. Forfeitures are recognized as they occur.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimates for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2025, the Company had determined that only the first two of three EBITDA hurdles are probable of being achieved. As of December 31, 2025, the first EBITDA hurdle was achieved and payment was made for the achievement of the first hurdle in the year ended December 31, 2025. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

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

Business Acquisitions

In accordance with ASC 805, Business Combinations ("ASC 805"), the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase pain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain intangible assets and tax assets and liabilities.

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

Interest Rate Risk

As of December 31, 2025, we had $320.9 million in outstanding principal in Term Loans under our Term Loan and $56.0 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.60%. In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its outstanding debt facility. The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month USD-SOFR-CME Term rate, with a cap strike rate of 4.25% and a floor strike rate of 2.31%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.1 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of December 31, 2025 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Ridgepost Capital, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ridgepost Capital, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets acquired

As discussed in Note 3 to the consolidated financial statements, the Company completed the Qualitas purchase for total consideration of $73.2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting. The fair value of the identifiable intangible assets was calculated using a discounted cash flow model, based on risk adjusted discount rates and projections of future fund revenues. The intangible assets acquired included management and advisory contracts and direct investors and intermediary relationships (collectively, “investment management intangible assets”) of $20.1 million and $9.8 million, respectively.

We identified the valuation of investment management intangible assets acquired in the Qualitas business combination as a critical audit matter. Specifically, the evaluation of certain assumptions used to value the investment management intangible assets involved a high degree of auditor judgment and specialized skills and knowledge. Such assumptions included the risk adjusted discount rates and projections of future fund revenues. The valuation of the investment management intangible assets acquired were sensitive to changes in the assumptions. Additionally, the projections of future fund revenues were based on expectations of future market and economic conditions that are uncertain.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s investment management intangible assets valuation process. This included controls related to the development of the projected future fund revenues and risk adjusted discount rate assumptions used to value the investment management intangible assets. We evaluated the reasonableness of the projected future fund revenues for certain acquired investment management agreements by comparing it to the acquiree’s historical fund revenues. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the risk adjusted discount rates used to determine the fair value of the investment management intangible assets acquired by:

•
Assessing the Company’s determination of the weighted average cost of capital (WACC), weighted average return on assets (WARA), and internal rate of return (IRR), used to determine the discount rates by testing the methodology and inputs utilized, including comparing to publicly available market data.
•
Comparing the Company’s determination of the WACC, WARA and IRR.
•
Assessing the Company’s determination of the discount rates applied to investment management intangible assets based on the required return.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Ridgepost Capital, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ridgepost Capital, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Qualitas during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Qualitas’ internal control over financial reporting associated with approximately 1% of total assets and approximately 5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Qualitas.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Mangement's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
February 27, 2026

Ridgepost Capital, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	December 31,	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$28,152	$67,455
Restricted cash	734	660
Accounts receivable	26,955	32,313
Notes receivable	7,205	7,534
Due from related parties	99,989	81,909
Investment in unconsolidated subsidiaries	1,403	2,781
Prepaid expenses and other assets	19,474	5,108
Property and equipment, net	10,170	6,760
Right-of-use assets	23,374	17,555
Derivative assets	74	-
Contingent payments to customers	18,153	10,028
Deferred tax assets, net	26,373	33,545
Intangibles, net	107,268	97,589
Goodwill	558,978	506,038
Total assets	$928,302	$869,275
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$26,235	$30,208
Accrued compensation and benefits	20,470	69,544
Due to related parties	3,685	3,374
Other liabilities	253	184
Contingent consideration	15,599	2,214
Accrued contingent liabilities	30,097	23,878
Deferred revenues	17,726	12,609
Lease liabilities	29,681	20,591
Deferred tax liabilities, net	7,893	-
Debt obligations	373,204	319,783
Total liabilities	524,843	482,385
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 90,514,372 issued and 77,806,222 outstanding as of December 31, 2025, and 75,974,076 issued and 67,614,875 outstanding as of December 31, 2024, respectively	78	68
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 31,920,688 shares issued and 31,797,237 shares outstanding as of December 31, 2025, and 43,584,893 shares issued and 43,461,442 shares outstanding as of December 31, 2024, respectively	32	43
Treasury stock	(124,125)	(76,648)
Additional paid-in-capital	665,847	637,848
Accumulated deficit	(194,811)	(214,312)
Accumulated other comprehensive income	4,342	-
Noncontrolling interests	52,096	39,891
Total equity	403,459	386,890
TOTAL LIABILITIES AND EQUITY	$928,302	$869,275

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of	As of
	December 31,	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$19,750	$49,653
Restricted cash	500	500
Accounts receivable	16,253	12,823
Notes receivable	7,157	7,478
Due from related parties	14,715	19,252
Investment in unconsolidated subsidiaries	808	812
Prepaid expenses and other assets	6,291	4,642
Property and equipment, net	9,325	5,700
Right-of-use assets	22,680	16,863
Derivative assets	74	-
Contingent payments to customers	18,153	10,029
Deferred tax assets, net	143	-
Intangibles, net	92,649	77,336
Goodwill	435,784	382,844
Total assets	$644,282	$587,932
LIABILITIES
Accounts payable and accrued expenses	$16,909	$21,163
Accrued compensation and benefits	17,519	65,583
Due to related parties	5,344	-
Other liabilities	19	19
Contingent consideration	15,599	2,214
Accrued contingent liabilities	30,097	23,878
Deferred revenues	16,553	11,473
Lease liabilities	28,389	19,188
Deferred tax liabilities, net	7,893	-
Debt obligations	373,204	319,783
Total liabilities	$511,526	$463,301

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,

	2025	2024	2023
REVENUES
Management and advisory fees	$292,489	$290,218	$238,729
Other revenue	4,857	6,230	3,005
Total revenues	297,346	296,448	241,734
OPERATING EXPENSES
Compensation and benefits	143,632	155,316	154,286
Professional fees	25,545	21,464	12,668
General, administrative and other	35,149	28,780	22,584
Contingent consideration expense	2,928	160	560
Amortization of intangibles	23,845	25,612	29,221
Strategic alliance expense	703	4,496	1,494
Total operating expenses	231,802	235,828	220,813
INCOME FROM OPERATIONS	65,544	60,620	20,921
OTHER (EXPENSE)/INCOME
Interest expense, net	(27,344)	(25,510)	(21,872)
Other loss	(5,792)	(6,747)	(2,189)
Total other (expense)	(33,136)	(32,257)	(24,061)
Income before income taxes	32,408	28,363	(3,140)
Income tax expense	(9,445)	(8,696)	(4,632)
NET INCOME/(LOSS)	$22,963	$19,667	$(7,772)

Less: net (income)/loss attributable to noncontrolling interests	(3,462)	(967)	639
NET INCOME/(LOSS) ATTRIBUTABLE TO RIDGEPOST	$19,501	$18,700	$(7,133)

Earnings/(losses) per share
Basic earnings/(losses) per share	$0.18	$0.17	$(0.06)
Diluted earnings/(losses) per share	$0.17	$0.16	$(0.06)
Weighted average shares outstanding, basic	110,394	112,549	116,104
Weighted average shares outstanding, diluted	118,059	120,375	116,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

(in thousands)

	For the Year Ended December 31,

	2025	2024	2023
NET INCOME/(LOSS)	$22,963	$19,667	$(7,772)
Other comprehensive income/(loss), net of tax
Foreign currency translation	4,441	—	—
Derivative fair value remeasurement	56	—	—
Total other comprehensive income, net of tax	$4,497	$—	$—
COMPREHENSIVE INCOME/(LOSS)	$27,460	$19,667	$(7,772)
Less:
Comprehensive income attributable to noncontrolling interests	(155)	-	-
NET COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO RIDGEPOST	$27,305	$19,667	$(7,772)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interests	Equity
Balance at December 31, 2022	42,365	$42	73,008	$73	1,061	$(9,926)	$628,828	$—	$(225,879)	$40,745	$433,883
Net loss	—	—	—	—	—	—	—	—	(7,133)	(639)	(7,772)
Stock-based compensation	—	—	—	—	—	—	20,988	—	—	—	20,988
Issuance of restricted stock awards	33	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	1,265	1	—	—	—	—	12,085	—	—	—	12,086
Exchange of Class B common stock for Class A common stock	14,354	15	(14,354)	(15)	—	—	—	—	—	—	—
Exercise of stock options (net of tax)	386	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	—	—	—	—	—	—	(9,482)	—	—	—	(9,482)
Stock repurchase	(780)	—	(180)	—	780	(7,662)	(1,501)	—	—	—	(9,163)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(533)	(533)
Dividends declared	—	—	—	—	—	—	(13)	—	—	—	(13)
Dividends paid per share $0.13	—	—	—	—	—	—	(14,832)	—	—	—	(14,832)
Balance at December 31, 2023	57,623	$58	58,474	$58	1,841	$(17,588)	$636,073	$—	$(233,012)	$39,573	$425,162
Net income	—	—	—	—	—	—	—	—	18,700	967	19,667
Stock-based compensation	—	—	—	—	—	—	25,551	—	—	—	25,551
Issuance of restricted stock awards	93	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	1,438	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	15,013	15	(15,013)	(15)	—	—	—	—	—	—	—
Exercise of stock options	1,081	1	—	—	—	—	898	—	—	—	899
Repurchase of common stock for employee tax withholding and strike price	(991)	(1)	—	—	—	—	(8,748)	—	—	—	(8,749)
Stock repurchase	(6,642)	(6)	—	—	6,642	(59,060)	—	—	—	—	(59,066)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(451)	—	—	—	(451)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(649)	(649)
Dividends declared	—	—	—	—	—	—	14	—	—	—	14
Dividends paid per share $0.14	—	—	—	—	—	—	(15,489)	—	—	—	(15,489)
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$—	$(214,312)	$39,891	$386,890

The Notes to Consolidated Financial Statements are an integral part of these statements.

	Common Stock - Class A		Common Stock - Class B		Treasury stock		Additional	Accumulated Other	Accumulated	Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-capital	Comprehensive Income	Deficit	Interests	Equity
Balance at December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$—	$(214,312)	$39,891	$386,890
Net income	—	—	—	—	—	—	—	—	19,501	3,462	22,963
Other comprehensive Income	—	—	—	—	—	—	—	4,342	—	155	4,497
Stock-based compensation	—	—	—	—	—	—	35,061	—	—	—	35,061
Issuance of equity consideration related to acquisition	1,670	2	—	—	—	—	19,281	—	—	—	19,283
Issuance of restricted stock awards	129	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	1,163	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	11,664	11	(11,664)	(11)	—	—	—	—	—	—	—
Exercise of stock options	961	1	—	—	—	—	—	—	—	—	1
Repurchase of common stock for employee tax withholding and strike price	(1,047)	(1)	—	—	—	—	(8,752)	—	—	—	(8,753)
Stock repurchase	(4,349)	(4)	—	—	4,349	(47,477)	—	—	—	—	(47,481)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(152)	—	—	—	(152)
Issuance of noncontrolling interests in Bonaccord	—	—	—	—	—	—	(1,085)	—	—	10,610	9,525
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(2,022)	(2,022)
Dividends declared	—	—	—	—	—	—	(16)	—	—	—	(16)
Dividends paid per share $0.15	—	—	—	—	—	—	(16,338)	—	—	—	(16,338)
Balance at December 31, 2025	77,806	$78	31,797	$32	12,832	$(124,125)	$665,847	$4,342	$(194,811)	$52,096	$403,459

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$22,963	$19,667	$(7,772)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37,114	30,451	34,653
Depreciation expense	1,853	944	738
Amortization of intangibles	23,845	25,612	29,221
Amortization of debt issuance costs and debt discount	1,483	1,436	1,445
Income from unconsolidated subsidiaries	(947)	(905)	(161)
Deferred tax expense	6,662	3,973	3,757
Loss on extinguishment of debt	—	132	—
Loss on issuance of noncontrolling interests	6,524	—	—
Remeasurement of contra-revenue put option	1,556	10,130	—
Amortization of contingent payment to customers	907	1,532	1,512
Remeasurement of contingent consideration	2,928	160	560
Change in operating assets and liabilities:
Accounts receivable	6,703	(11,693)	(4,069)
Due from related parties	(18,031)	(24,213)	(21,158)
Prepaid expenses and other assets	(14,034)	9,405	(9,658)
Right-of-use assets	4,806	3,500	2,700
Accounts payable and accrued expenses	(6,112)	15,641	4,453
Accrued compensation and benefits	(51,291)	18,777	24,601
Due to related parties	311	1,258	(41)
Other liabilities	69	(670)	(7,861)
Derivative assets	(74)	—	—
Contingent consideration	(2,214)	(351)	(3,210)
Accrued contingent liabilities	(4,369)	—	—
Deferred revenues	3,871	(161)	119
Lease liabilities	(1,535)	(3,655)	(2,144)
Net cash provided by operating activities	22,988	100,970	47,685

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(40,237)	—	—
Purchase of intangible assets	(17)	—	(14)
Funding of notes receivable	(1,303)	(1,832)	(1,539)
Proceeds from notes receivable	1,632	53	15
Investments in unconsolidated subsidiaries	(496)	(45)	(3)
Distributions from investments in unconsolidated subsidiaries	2,780	757	747
Software capitalization	(226)	(358)	(271)
Purchases of property and equipment	(4,881)	(4,379)	(1,185)
Net cash used in investing activities	(42,748)	(5,804)	(2,250)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	103,000	386,804	62,200
Repayments on debt obligations	(51,062)	(356,575)	(63,025)
Cash exercise of stock options	—	898	—
Repurchase of Class A common stock	(47,481)	(59,066)	(7,662)
Repurchase of Class A common stock for employee tax withholding	(8,751)	(8,748)	(9,482)
Repurchase of Class B common stock	—	—	(1,501)
Payment of contingent consideration	—	(4,288)	(7,994)
Dividends paid	(16,338)	(15,489)	(14,832)
Issuance of noncontrolling interests	3,001	—	—
Distributions to non-controlling interests	(2,043)	(786)	(574)
Debt issuance costs	—	(1,858)	—
Net cash used in financing activities	(19,674)	(59,108)	(42,870)
Effect of foreign currency exchange rate changes on cash and cash equivalents	205	—	—
Net change in cash, cash equivalents and restricted cash	(39,229)	36,058	2,565
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	68,115	32,057	29,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$28,886	$68,115	$32,057

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,

	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,514	$21,727	$20,100
Net cash paid for income taxes	$3,355	$2,538	$1,539

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$9,855	$3,968	$3,864
Additions to lease liabilities	9,855	3,968	3,864
Loss on issuance of noncontrolling interests	6,524	—	—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$28,152	$67,455	$30,467
Restricted cash	734	660	1,590
Total cash, cash equivalents and restricted cash	$28,886	$68,115	$32,057

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Note 1. Description of Business

Description of Business

On February 11, 2025, the Company's name changed to Ridgepost Capital, Inc. ("Ridgepost, Inc."). The Company's stock symbol also changed to NYSE: RPC. Simultaneously, the following subsidiaries changed their names to be aligned with the parent company's name change:

•
P10 Holdings, Inc. to Ridgepost Capital Holdings, Inc ("Ridgepost Holdings")
•
P10 Intermediate Holdings, LLC to Ridgepost Capital, LLC ("Ridgepost, LLC")
•
P10 Advisors, LLC to Ridgepost Capital Advisors, LLC ("Ridgepost Advisors")
•
P10 RCP Holdco LLC to Ridgepost Capital RCP Holdco LLC ("Holdco")

On October 20, 2021, Ridgepost Holdings, formerly P10 Holdings, in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructure. In connection with the reorganization, Ridgepost, Inc., formerly P10, Inc. became the parent company and all of the existing equity of P10 Holdings, and its consolidated subsidiaries. The offering and reorganization included a reverse stock split of P10 Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares.

Following the reorganization and IPO, Ridgepost, Inc. has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

The Company operates as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing support our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively the "Funds").

The direct and indirect subsidiaries of the Company include Ridgepost Holdings, Ridgepost, LLC, which owns the subsidiaries Ridgepost RCP Holdco, Five Points, TrueBridge, ECG, Bonaccord, Hark, Ridgepost Advisors, WTI, and Qualitas.

Prior to November 19, 2016, Ridgepost, formerly Active Power, Inc. designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply products and serviced modular infrastructure solutions. On November 19, 2016, we completed the sale of substantially all our assets and liabilities and operations to Langley Holdings plc, a United Kingdom public limited company. Following the sale, we changed our name from Active Power, Inc. to P10 Industries, Inc. and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses. For the period from December 2016 through September 2017, our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses ("NOLs") and other tax benefits. On March 22, 2017, we filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. The Company emerged from bankruptcy on May 3, 2017.

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

On April 1, 2020, the Company completed the acquisition of Five Points. Five Points is a leading lower-middle market alternative investment manager focused on providing both equity and debt capital to private, growth-oriented companies and limited partner capital to other private equity funds, with all strategies focused exclusively in the U.S. lower-middle market. In 2022, Five Points established the Reynolda brand that specializes in direct equity funds. Five Points is a registered investment advisor with the United States Securities and Exchange Commission.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

In June 2022, the Company formed Ridgepost Advisors, a wholly-owned consolidated subsidiary, to manage investment opportunities that are sourced across the Ridgepost platform but do not fit within an existing investment mandate.

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI. WTI provides senior secured financing to early-stage and emerging stage life sciences and technology companies. WTI is a registered investment advisor with the United States Securities and Exchange Commission.

Simultaneously with the acquisition of WTI, the Company completed a restructuring of Ridgepost, LLC, formerly P10 Intermediate and subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in Ridgepost, LLC and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of Ridgepost, LLC, which can be exchanged into 3,916,666 shares of Ridgepost Class A common stock. As of December 31, 2025, no units have been exchanged into shares of Ridgepost Class A common stock.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2025, and December 31, 2024, $1.3 million and $0, respectively, of cash and cash equivalents held at consolidated funds, which represents cash, that although not legally restricted, is not available to support the general liquidity needs of the Company, as the use of such amounts is generally limited to the activities of the consolidated funds until the consolidated funds' first closing, are included within cash and cash equivalents. As of December 31, 2025, and December 31, 2024, cash equivalents include money market funds of $16.1 million and $41.3 million, respectively, which approximates fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' credit worthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Restricted Cash

Restricted cash as of December 31, 2025 and December 31, 2024 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of December 31, 2025 and December 31, 2024. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of December 31, 2025 and December 31, 2024, respectively, there is $12.8 million and $0 within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credit purchases.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

Computers, and purchased software	3 - 5 years
Capitalized software	4 years
Furniture and fixtures	7 - 10 years

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

Revenue Share and Repurchase Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in our Consolidated Balance Sheets for agreements between ECG and various third parties. The agreements require ECG to share in certain revenues earned with the third parties and also includes an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company recognizes liabilities and assets associated with these agreements when it is probable that the option will be exercised. The Company amortizes the contingent payments to customers assets against revenue over the contractual term of the management contract, which is included within management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either are exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once determined that it is probable the Company would need to settle as guarantor and estimable and would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of December 31, 2025, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of December 31, 2025, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived technology is amortized using the straight-line method over its estimated useful life of 4 years. Finite-lived management and advisory contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized in line with contractual revenue to be received, which range between 7 and 16 years. Certain of our trade names are considered to have finite-lives. Finite-lived trade names are generally amortized over 10 years, and for certain assets over 20 years when the trade name is expected to introduce new investor bases or broader access to a geographic region. This is in line with the pattern in which the economic benefits are expected to occur.

Goodwill and indefinite lived intangibles are reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill and indefinite lived intangibles under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit or asset is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill and indefinite lived intangibles. If it is determined that it is more likely than not that an asset's or reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit or asset and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill or indefinite lived intangible). At December 31, 2025 and December 31, 2024 and for the years then ended, the Company determined that there was no impairment to goodwill and indefinite lived intangibles.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Qualitas and the acquisition of Bonaccord, respectively.

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

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders that are not 100% owned by the Company. Noncontrolling interests is presented as a separate component in our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties in those entities. Net income attributable to Ridgepost, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income/(loss) attributable to holders of non-controlling interest. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Foreign Currency

The Company and substantially all of its subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company's foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated using the exchange rates on the respective transaction dates. The resulting translation adjustments are included as a separate component of equity on the Consolidated Balance Sheets and on the Consolidated Statements of Comprehensive Income/(Loss) until realized. Foreign currency transaction gains and losses are included in general, administrative, and other expenses in the Consolidated Statements of Operations.

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

As of December 31, 2025 and December 31, 2024, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

The Company's derivative assets and liabilities consist principally of interest rate collars, which are carried at fair value based on Level 2 inputs. Derivatives entered into by the Company are typically executed over-the-counter and are valued using discounted cash flows along with Black-Scholes option valuation models, where applicable, that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. See Note 11 for additional information.

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

Revenue Recognition

Revenue is recognized when, or as, the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. While the determination of who the customer is in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the Funds or its limited partners for the Company’s significant management and advisory contracts.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

During 2023, one fund managed by the Company experienced a change in management at one of the underlying portfolio companies it invested in. The fund’s investment thesis and documents required the original manager to continue managing the underlying portfolio company. The change in management caused the fund to be non-compliant with its investment mandate. The Company agreed to modify the terms of the management fee for the fund with the investors, which was not a provision in the original fund agreement and the Company has no history of making similar modifications. As a result, a $3 million reduction in the revenue transaction price was recorded for the year ended December 31, 2023 to reflect the consideration which the Company is entitled to after this concession was provided.

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. Interest income is from interest bearing fund bank accounts managed by the Company and is consideration per the Limited Partner Agreements. Interest income is recognized as it is earned. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities, which is when the performance obligation has been satisfied.

Income Taxes

Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes ("ASC 740"), we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe are more likely than not to be realized.

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

When the Company is in a net income position, the denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units or vesting upon the termination of an acquisition holdback period. Also included in the diluted EPS denominator are the units of Ridgepost, LLC owned by the sellers of WTI, assuming the option to exchange the units for shares of Class A common stock of the Company is exercised in full. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period.

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that is likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as a liability or equity, in accordance with GAAP, on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 16 for further discussion.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

Effective January 1, 2023, the Company adopted ASU 2021-08, Accounting for Contrat Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805 to “require acquiring entities to apply Topic 606

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.

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

Effective January 1, 2024, the Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires incremental disclosures related to a public entity's reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. The Company included the additional required disclosures above in the consolidated financial statements. Refer to Note 18.

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company included the additional required disclosures above in the consolidated financial statements. Refer to Note 15.

Pronouncements Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"), which requires additional disclosure of the nature of expenses included in the Consolidated Statements of Operations. The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the Consolidated Statements of Operations as well as disclosures about selling expenses. ASU 2024-03 is effective for our fiscal year beginning on January 1, 2027, and interim periods beginning on January 1, 2028. Entities should apply the guidance prospectively although retrospective application is permitted. The Company is evaluating the effects of these amendments on our financial reporting.

On May 12, 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03), which replaces the requirement that the primary beneficiary always is the acquirer in an acquisition transaction of a VIE with language to require the entities to determine the accounting acquirer through consideration of factors listed in ASC 805-10-55-12 through 55-15. ASU 2025-03 is effective for our fiscal year beginning on January 1, 2026. The adoption of ASU 2024-03 will not have a material impact on the Company's consolidated financial statements.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Note 3. Acquisitions

Qualitas Acquisition

On April 4, 2025, the Company completed the Qualitas purchase for total consideration of $73.8 million. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and NAV financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels. The fair value consisted of $24.4 million in net assets and $49.4 million in goodwill.

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

The fair value of the identifiable intangible assets was calculated using a discounted cash flow model, based on risk adjusted discount rates, and projections of future fund revenues. The determined risk adjusted discount rates for the

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

identifiable intangible assets ranged from 15.5% to 17%. The determined risk adjusted discount rates were a significant unobservable input. The following table presents the fair value of the identifiable intangible assets acquired:

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

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Year Ended December 31,

	2025	2024	2023
Management fees	$284,932	$284,505	$233,780
Advisory fees	7,557	5,713	4,949
Subscriptions	751	650	523
Other revenue	4,106	5,580	2,482
Total revenues	$297,346	$296,448	$241,734

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $12.0 million of revenue in 2025 that was included in the contract liabilities balance as of December 31, 2024.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third-party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. The amount of net management fee earnings the third-party has the right to receive is based on their total capital committed. For the years ended December 31, 2025, 2024, and 2023, the strategic alliance expense reported was $0.7 million, $4.5 million, and $1.5 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

After the final closing of Bonaccord Fund II ("Fund II"), the third-party had the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third-party could acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met and Fund II reached the final close on December 24, 2024. Effective April 1, 2025, the third-party exercised their option to acquire equity in Bonaccord which entitled them to receive the distributions of net management fee earnings by the maximum 5% percentage acquired.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Simultaneously with the third-party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third-party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% net management fee earnings, with all other distributions being provided to the Company. The portion of income or loss and the corresponding equity attributable to third-party equity holder is recognized in non-controlling interest on the consolidated financial statements. The Company recognized $6.5 million, $0 and $0 loss on the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in other loss on the Consolidated Statements of Operations.

The same third-party also has the option to purchase equity in Bonaccord under similar terms for Bonaccord Fund III ("Fund III"), except for every $5 million committed, up to a maximum of $250.0 million in irrevocable capital commitments to Fund III, the third party can purchase 9.8 basis points, up to maximum of 4.9%. This maximum commitment has been met as of December 31, 2025. Fund III has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord. If exercised, the purchase price shall be reduced by the amount of management fee distributions which the third-party would have been paid as of the initial closing of Fund III. For funds subsequent to Fund III, the third-party has continual commitment conditions. If these commitment conditions are not satisfied, then within 60 days of the final closing of such subsequent fund, the Company may elect to repurchase the equity granted to the third-party from exercising their options related to Fund II and Fund III. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of December 31, 2025, the balance outstanding is $5.1 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at Secured Overnight Financing Rate ("SOFR") plus 2.10% and are payable annually on October 13th in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of December 31, 2025, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of December 31, 2025, the balance outstanding is $0.9 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of December 31, 2025 and December 31, 2024, the total notes receivable balance associated with these notes was $7.2 million and $7.5 million, respectively. The Company recognized interest income associated with these notes of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Ridgepost, LLC, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, and Qualitas. The assets of the consolidated VIEs totaled $644.3 million and $587.9 million as of December 31, 2025 and December 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $511.5 million and $463.3 million as of December 31, 2025 and December 31, 2024, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy Ridgepost’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of Ridgepost.

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

As of December 31, 2025, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses and $0.1 million related to ECG’s tax credit finance businesses. As of December 31, 2024, investment in unconsolidated subsidiaries totaled $2.8 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $1.9 million related to ECG’s asset management businesses and $0.1 million related to ECG’s tax credit finance businesses.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of December 31,	As of December 31,
	2025	2024
Computers and purchased software	$2,197	$1,945
Capitalized software	750	—
Furniture and fixtures	3,372	2,229
Leasehold improvements	9,124	6,217
	15,443	10,391
Less: accumulated depreciation	(5,273)	(3,631)
Total property and equipment, net	$10,170	$6,760

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Note 10. Goodwill and Intangibles

Changes in goodwill for the years ended December 31, 2025 and December 31, 2024 are as follows:

Balance at December 31, 2023	$506,038
Increase from acquisitions	-
Balance at December 31, 2024	$506,038
Increase from acquisitions	49,432
Change related to foreign currency translations	3,508
Balance at December 31, 2025	$558,978

Intangibles consists of the following as of December 31, 2025:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2024	$—	$—	$30	$17,375	$17,405
Additions	—	—	—	—	—
Adjustment for fully amortized intangibles	—	—	—	—	—
Impact of exchange rate movements	—	—	—	—	—
Balance as of December 31, 2025	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2024	$—	$194,666	$2,386	$28,240	$225,292
Additions	9,776	20,102	549	879	31,306
Adjustment for fully amortized intangibles	—	—	(2,200)	—	(2,200)
Impact of exchange rate movements	702	1,443	58	62	2,265
Balance as of December 31, 2025	$10,478	$216,211	$793	$29,181	$256,663

Accumulated Amortization
Balance as of December 31, 2024	$—	$(134,494)	$(2,292)	$(8,322)	$(145,108)
Amortization expense	(200)	(20,927)	(158)	(2,560)	(23,845)
Adjustment for fully amortized intangibles	—	—	2,200	—	2,200
Impact of exchange rate movements	(4)	(41)	(2)	—	(47)
Balance as of December 31, 2025	$(204)	$(155,462)	$(252)	$(10,882)	$(166,800)

Total intangible assets, net balance as of December 31, 2025	$10,274	$60,749	$571	$35,674	$107,268

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Intangibles consists of the following as of December 31, 2024:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2023	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of December 31, 2024	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2023	$—	$194,666	$2,386	$28,240	$225,292
Impact of exchange rate movements	—	—	—	—	—
Balance as of December 31, 2024	$—	$194,666	$2,386	$28,240	$225,292

Accumulated Amortization
Balance as of December 31, 2023	$—	$(111,873)	$(1,834)	$(5,789)	$(119,496)
Amortization expense	—	(22,621)	(458)	(2,533)	(25,612)
Balance as of December 31, 2024	$—	$(134,494)	$(2,292)	$(8,322)	$(145,108)

Total intangible assets, net balance as of December 31, 2024	$—	$60,172	$124	$37,293	$97,589

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

2026	$21,647
2027	18,404
2028	14,573
2029	11,649
2030	8,807
Thereafter	14,783
Total amortization	$89,863

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$83,900	$55,455	$68,010	$42,529	3	Note 13
Liabilities
Debt Obligations	$373,204	$373,204	$319,783	$319,783	2	Note 12

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

As of December 31, 2025 and December 31, 2024, debt obligations' carrying value approximates fair value.

Earnouts associated with the acquisitions of Bonaccord, Hark, and Qualitas

Included in the total consideration of the acquisition of Hark was an earnout not to exceed $5.4 million. Total remeasurement expense recognized for the years ended December 31, 2025, 2024, and 2023 totaled $0, $0, and $0.1 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. The entirety of the Hark contingent consideration of $5.4 million was paid during the year ended December 31, 2023.

Included in total consideration of the acquisition of Bonaccord in September 2021 was an earnout payment not to exceed $20 million. The amount ultimately owed to the sellers was based on achieving specific fundraising targets and any amounts paid to the sellers was required to be paid by October 2027, at which point the earnout expires. Payments were made after each fund close. As of December 31, 2025, the full $20.0 million earnout payment has been earned and paid, of which $2.2 million was paid in the year ended December 31, 2025 and $4.7 million was paid in the year ended December 31, 2024. Total remeasurement expense recognized for the years ended December 31, 2025, 2024, and 2023 was $0, $0.2 million and $0.5 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations. As of December 31, 2024, with all contingent consideration for the acquisition of Bonaccord considered fully earned, the liability transferred out of Level 3 fair value measurement as the liability is recorded at cost at the known payment amount. Until considered fully earned, the Company's contingent consideration was considered to be a Level 3 fair value measurement as the significant inputs are unobservable and require significant judgment or estimation. As of December 31, 2025, there were no remaining earnout liabilities related to the Bonaccord acquisition.

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post-acquisition. Any earnout payment will be paid no later than December 31, 2028 in a mix of cash and Class A common stock at the seller's election, with no more than 65% payable in cash. As of December 31, 2025, no earnout payment has been earned or paid. Total remeasurement expense recognized for the year ended December 31, 2025 was $2.9 million, which was included in contingent consideration expense on the Consolidated Statements of Operations.

Derivative instruments and hedging activities

In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its variable-rate borrowings under the Amended and Restated Credit Agreement (as defined below). The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month United States Dollar ("USD") SOFR Chicago Mercantile Exchange ("CME") term rate ("USD-SOFR-CME"), with a cap strike rate of 4.25% and a floor strike rate of 2.31%.

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income/(loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair value of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. For the year ended December 31, 2025, the Company recorded an unrealized gain on interest rate derivatives, net of tax for $0.1 million, which is included in other comprehensive income/(loss). The Company estimates that an insignificant amount currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

When derivatives are used, the Company is exposed to credit loss in the event of non-performance by the counterparties; non-performance risk is incorporated into the valuation of the hedges, but non-performance by any of our derivative counterparties is not anticipated. ASC 815 requires companies to recognize all derivative instruments as either

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks, which are significant observable inputs or Level 2 inputs.

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the year ended December 31, 2025. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The following table presents all recurring items measured at fair value as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$74	$-	$74
Total assets	$-	$74	$-	$74
Liabilities
Contingent consideration obligation	$-	$-	$15,599	$15,599
Total liabilities	$-	$-	$15,599	$15,599

For the liabilities and assets presented in the table above, there were no changes in fair value hierarchy levels during the year ended December 31, 2025.

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Year Ended December 31,
	2025	2024
Balance, beginning of year:	$-	$6,693
Additions	11,846	-
Change in fair value	2,928	160
Impact of exchange rate movements	825	-
Settlements	-	(2,565)
Transfers out of level 3 measurement	-	(4,288)
Balance, end of period:	$15,599	$-

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Note 12. Debt Obligations

Debt obligations consists of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

Revolver facility	$56,000	$-
Debt issuance costs	(2,386)	(3,308)
Revolver facility, net	$53,614	$(3,308)

Term loan	$320,938	$325,000
Debt issuance costs	(1,348)	(1,909)
Term loan, net	$319,590	$323,091
Total debt obligations, net	$373,204	$319,783

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities. The first is a revolving credit facility with an available balance of $125 million (the "Revolver Facility"). The second is a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature. In October 2022, the accordion feature was exercised split into $87.5 million worth of term loan and $37.5 million of revolver. On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "Amended and Restated Credit Facilities"). The Amended and Restated Credit Facilities were used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

The Amended and Restated Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolving Facility and one, three, or six months for the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% quarterly effective December 31, 2025. The New Revolving Credit Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities. The Amended and Restated Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, Ridgepost, LLC and the Company's guarantor subsidiaries, subject to customary exceptions.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum leverage ratio. As of December 31, 2025, Ridgepost was in compliance with its financial and other covenants required under the facility. For the years ended December 31, 2025, 2024, and 2023, $25.9 million, $24.1 million, and $20.4 million of interest expense was incurred, respectively.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

Debt Payable

Future principal maturities of debt as of December 31, 2025 are as follows:

2026	$16,250
2027	16,250
2028	344,438
$376,938

Note 13. Related Party Transactions

Effective January 1, 2021, the Company entered into a sublease with 210 Capital, LLC, then a related party, for office space that served as our corporate headquarters until June 2025. Ridgepost has paid $0.2 million, $0.3 million and $0.3 million in rent to 210 Capital, LLC for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2024 and December 31, 2025, this is no longer a related party transaction.

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of December 31, 2025, the total accounts receivable from the Funds totaled $38.8 million, of which $24.7 million related to fees earned but not yet received and $14.1 million related to reimbursable expenses. As of December 31, 2024, the total accounts receivable from the Funds totaled $42.5 million, of which $30.4 million related to fees earned but not yet received and $12.1 million related to reimbursable expenses. Reimbursable expenses and fees earned but not yet received are included in due from related parties and accounts receivable on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of December 31, 2025, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.3 million and $45.2 thousand for the years ended December 31, 2025 and December 31, 2024. No significant financing components were identified for the year ended December 31, 2023. As of December 31, 2025, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $93.8 million of the total $119.6 million advisory fees have been recognized as revenue. There was $25.8 million in remaining performance obligations related to these agreements, which will be recognized between January 1, 2026 and April 30, 2032. For the years ended December 31, 2025, 2024, and 2023, advisory fees earned or recognized under this agreement were $14.2 million, $17.3 million and $20.9 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the associated receivable was $80.0 million and $65.8 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest on outstanding balances were $1.4 million, $1.1 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the associated interest receivable was $3.9 million and $2.2 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. ("ECH"), immediately became effective. Under this agreement, ECG pays ECH for the use

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

of their employees to provide services at the direction of ECG. The Company recognized $11.5 million, $13.6 million and $13.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to this agreement within compensation and benefits on our Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the associated accrual was $3.7 million and $3.4 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

On July 6, 2022, Crossroads entered into the Advisory Agreement (the "Crossroads Advisory Agreement") with ECG. The Crossroads Advisory Agreement provides for ECG to receive a services fee of approximately 1.5% per year of the capital deployed by Crossroads under the Crossroads Advisory Agreement (0.375% quarterly) and an incentive fee of 15% over a 7% hurdle rate. In relation to the strategic partnership with Crossroads effective September 10, 2021 and the Crossroads Advisory Agreement, the Company recognized $0, $6.1 million, and $8.9 million of fees for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

On July 6, 2022, certain funds managed by the Company purchased 4,646,840 shares of Crossroads common stock at $10.76 per share, for an aggregate amount of approximately $50 million. On August 1, 2022, an additional purchase of 1,394,052 shares of Crossroads common stock at $10.76 per share occurred. The funds managed by the Company do not have the ability to change the investment strategy of Crossroads. Two former members of the Board of Directors of the Company were directors of Crossroads and had recused themselves from any decisions related to Crossroads or CPF. The Company recognizes an annual fee from the funds of $20 thousand of which $20 thousand, $20 thousand, and $20 thousand have been recognized for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations.

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

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancellable operating leases, with the longest lease expiring in 2036. These lease agreements provide for various renewal options. Rent expense for the various leased office space and equipment was approximately $5.7 million, $4.3 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

The Company leases an insignificant amount of office equipment under non-cancellable financing leases, with the longest lease expiring in 2030. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment is included in general, administrative and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of December 31, 2025:

Operating lease right-of-use assets	$23,214
Operating lease liabilities	$29,461
Net cash paid during the year ended December 31, 2025 for operating lease liabilities	$1,646
Weighted-average remaining lease term (in years)	6.45
Weighted-average discount rate	6.05%

The future contractual lease payments as of December 31, 2025 are as follows:

2026	$5,228
2027	5,597
2028	5,196
2029	5,778
2030	5,432
Thereafter	9,050
Total undiscounted lease payments	36,281
Less imputed interest	(6,820)
Total operating lease liabilities	$29,461

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBTIDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company expected the first two of three EBITDA hurdles to be achieved. As of December 31, 2025, the first hurdle has been achieved, however the Company no longer expects the second or third EBITDA hurdles to be achieved. The change in estimate for the second EBITDA hurdle resulted in a $3.5 million reversal of expense recognized for the year ended December 31, 2025, which is included in compensation and benefits in the Consolidated Statements of Operations. For the years ended December 31, 2024, and December 31, 2023, $12.3 million and $21.0 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of December 31, 2025, the Company paid $35.0 million for the achievement of the first EBITDA hurdle and there was no remaining liability related to the WTI earnout. As of December 31, 2024, the balance was $38.5 million, respectively, which is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. As of December 31, 2024, the Company expected the trailing-twelve month EBITDA target

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

was probable to be met, however as of December 31, 2025, the Company no longer expects the EBITDA target to be met. The change in estimate resulted in a $4.4 million reversal of expense recognized for the year ended December 31, 2025, which is included in compensation and benefits on the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company recognized $2.0 million and $2.0 million of expense, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, the balance was $0 and $4.4 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers ("Third Parties"). The agreements require ECG to share in certain revenues earned with the Third Parties and also include an option for the Third Parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share initially became exercisable in July 2025. Some Third Parties exercised their rights to sell back their revenues during 2025. For the year ended December 31, 2025, the Company paid $2.4 million to the Third Parties that exercised their rights to sell back their revenues. The remaining Third Parties extended their participations. As a result of this extension the Third Parties' do not have the ability to exercise their options until December 23, 2028. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the underlying funds. As of December 31, 2025, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of December 31, 2025 and December 31, 2024, the associated liabilities were $20.4 million and $13.8 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $18.2 million and $10.0 million as of December 31, 2025 and December 31, 2024, respectively. The Company recognized $0.9 million, $1.4 million, and $1.5 million of amortization of contingent payments to customers for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related but separate put option and call option with the same Third Parties and terms. The Company would be required to settle either the put or call options if either are exercised and Clifford GP does not have the means to settle themselves. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. In association with the Third Parties that exercised their rights to sell back their revenues, the Company paid $2.0 million to those Third Parties on behalf of Clifford GP for the year ended December 31, 2025. As of December 31, 2025 and December 31, 2024, the associated liabilities were $9.7 million and $10.1 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The Company recognized a loss of $1.6 million and $10.1 million for the years ended December 31, 2025 and December 31, 2024, respectively, which is included in other loss on the Consolidated Statements of Operations. There was no expense recognized for the year ended December 31, 2023. The Company will reassess each period and recognize changes when necessary.

Dispute Resolutions

In 2024, the Company resolved a business dispute with a service provider for $1.2 million, which was recognized in other loss on the Consolidated Statements of Operations. On January 2, 2025, the Company received the $1.2 million payment.

Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and disclosed anything

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

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

Note 15. Income Taxes

The Company accounts for income taxes under ASC 740. The components of the provision for (benefit from) income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	For the Years Ended
	December 31,
	2025	2024	2023
Income (loss) before income tax expense
United States	$33,177	$28,363	$(3,140)
Foreign	(769)	-	-
Income (loss) before income tax expense	$32,408	$28,363	$(3,140)

Current tax expense (benefit)
U.S. federal	$-	$-	$(66)
U.S. state and local	1,601	4,723	941
Foreign	1,182	-	-
Total current tax expense	$2,783	$4,723	$875

Deferred tax expense (benefit)
U.S. federal	$6,638	$6,593	$3,752
U.S. state and local	678	(2,620)	5
Foreign	(654)	-	-
Total deferred tax expense	$6,662	$3,973	$3,757

Total tax expense
U.S. federal	$6,638	$6,593	$3,686
U.S. state and local	2,279	2,103	946
Foreign	528	-	-
Total worldwide tax expense	$9,445	$8,696	$4,632

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the Years Ended
	December 31,
	2025		2024		2023

Income tax expense at US federal statutory rate	$6,806	21.0%	$5,956	21.0%	$(659)	21.0%
State and local taxes, net of federal benefit (a)	1,983	6.1%	1,242	4.4%	843	(26.9%)
Foreign tax effects	(31)	(0.1%)	-	0.0%	-	0.0%
Changes in valuation allowance	7	0.0%
Nontaxable or nondeductible items
Contingent consideration	732	2.3%	-	-	-	-
Share-based payment awards	(1,651)	(5.1%)	(1,368)	(4.8%)	(754)	24.0%
162m limitation	1,766	5.5%	2,489	8.8%	4,396	(140.0%)
Transaction fees	345	1.1%	576	2.0%	-	N/A
Non-controlling interests	(719)	(2.2%)	(298)	(1.1%)	88	(2.8%)
Other	207	0.6%	99	0.4%	718	(22.9%)
Effective tax rate	$9,445	29.1%	$8,696	30.7%	$4,632	(147.5%)

(a) The state and local jurisdictions that make up a majority of state and local income tax category are Illinois, New York, Louisiana, North Carolina, and New York City.

The table below summarizes cash taxes paid (net of refunds received) for the years ended December 31, 2025, 2024, and 2023. The jurisdictions included below represents cash taxes paid (net of refunds received) equal to or greater than 5% of total cash taxes paid.

	For the Years Ended
	December 31,
	2025	2024	2023
Cash taxes paid
U.S. state and local
California	*	$286	$125
Connecticut	$702	*	*
Illinois	197	178	*
Louisiana	211	495	*
North Carolina	143	526	566
New York	317	377	85
New York City	745	567	295
Other	501	109	468
Total U.S. state and local	2,816	2,538	1,539
Foreign
Spain	539	-	-
Total cash taxes paid	$3,355	$2,538	$1,539

*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

The components of deferred tax assets as of December 31, 2025 and 2024 are as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Deferred tax assets:
Stock compensation	$10,254	$7,206
Investment in partnerships	17,043	25,543
Other deferred tax asset	161	-
Net operating losses, interest expense, and credit carryforwards	11,740	13,614
Total deferred tax assets	39,198	46,363

Valuation allowance for deferred tax assets	(12,825)	(12,818)
Total deferred tax assets, net of valuation allowance	$26,373	$33,545

Deferred tax liabilities:
Intangibles	$7,732	$-
Other deferred tax liability	161	-
Total deferred tax liabilities	$7,893	$-

As of December 2025, the Company had an outside basis difference in its investment in Qualitas, a foreign subsidiary, primarily attributable to unremitted earnings and cumulative translation adjustments. The Company considers the earnings of these subsidiaries to be indefinitely reinvested, and accordingly, no deferred tax liability has been recorded for the U.S. federal or state tax consequences of such earnings or related outside-basis differences. Furthermore, the Company is a U.S. corporation and that there are no federal income tax consequences for the undistributed foreign earnings as the Company expects its undistributed earnings to be subject to the 100% dividend-received deduction. As of December 31, 2025, the amount of unrecognized deferred tax liability on the undistributed earnings from our foreign subsidiary that we intend to indefinitely reinvest is not material. The deferred taxes are also not recorded on cumulative translation adjustments where the indefinite reversal exception applies.

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

The Company had a valuation allowance against net deferred tax asset of $12.8 million as of December 31, 2025. The components of the existing valuation allowance primarily include a valuation allowance recorded in 2020 against its net deferred tax asset of $11.4 million due to the write-off of an intercompany debt which is capital in nature. Management believes that it is not more-likely-than-not that future operations will generate sufficient taxable capital gain income to realize the deferred tax asset. This assessment remains valid for 2025, and no adjustments have been made to this valuation allowance. The remaining $1.4 million valuation allowance is against certain NOLs that are expected to expire without being used. However, should there be a change in the ability to recover deferred tax assets, the income tax provision would either increase or decrease in the period when the assessment is modified.

On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was enacted in the United States. The legislation includes significant provisions, such as permanent extensions and modifications of certain provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax system. The OBBBA contains multiple effective dates, with certain provisions taking effect in 2025, 2026, and 2027. The OBBBA's provisions did not have a material impact on our consolidated financial position for the year ended December 31, 2025. We will continue to evaluate the future impacts of these legislative changes as additional supplemental guidance becomes available.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

The post-rate effected federal NOLs (net of uncertain tax reserve) amount is $10.4 million. The federal NOL carryforward may expire beginning in 2035, if not utilized. The Company is expected to use the majority of the federal NOLs before expiration based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. The Company had post-rate effected state NOLs (net of valuation allowance on expected expire unused) of approximately $0.6 million as of December 31, 2025. Utilization of the NOLs and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

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

The reconciliation of the Company's unrecognized tax benefits, which are included in both deferred tax assets, net and accounts payable and accrued expenses liabilities on the Consolidated Balance Sheets, at the beginning and end of the year is as follows:

	For the Years Ended
	December 31,
	2025	2024

Balance at January 1	$6,192	$6,192
Additions based on tax positions related to the current year	328	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at December 31	$6,520	$6,192

The uncertain tax position is primarily related to imputed interest, and research and development credits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company has $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as various state and foreign tax jurisdictions. The Company is not under audit in any other income tax jurisdictions. In general, the Company remains subject to examination by U.S. federal and state tax authorities for all years since 2002, due to net operating loss carryforwards and their utilization in years still open under statute. Additionally, all tax years in Spain since 2021 remain open under applicable statutes.

Note 16. Stockholders' Equity

Stock Incentive Plans

On July 20, 2021, the Board of Directors approved the Ridgepost, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan ("2018 Plan"), our previously existing equity compensation plan. The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units, and restricted stock awards. Starting with options granted in 2024 under the Plan, vesting generally occurs on a graded schedule with 25% vesting on each of the second, third, fourth, and fifth anniversary of the grant date, but only if the grantee is continuously employed by the Company or a subsidiary through each such date. Options granted prior to 2024 under both the Plan and the 2018 Plan cliff vest over a period of four or five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. Terms of all future awards will be granted under

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

the Plan, and no additional awards will be granted under the 2018 Plan. Awards granted under the 2018 Plan continue to follow the 2018 Plan.

The 2018 Plan provided for an initial 6,300,000 shares (adjusted for the reverse stock split). The Plan provided for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Plan for a total of 9,300,000 shares.

On June 17, 2022, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 5,000,000 shares that may be issued under the Plan. On December 9, 2022, a special meeting of stockholders was held to increase the number of shares issuable under the Plan by 4,000,000 shares. On June 14, 2024, at the Annual Meeting of Stockholders, the shareholders authorized an increase of 11,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of December 31, 2025, there are 7.9 million shares available for grant under the Plan.

Stock Repurchase Plan

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of December 31, 2025 and December 31, 2024, the Board has approved $157.0 million and $92.0 million, respectively, for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of December 31, 2025, $136.0 million has been spent to buy back shares under this program and there is $21.0 million remaining for authorized repurchases under this program.

Equity-Based Compensation - Stock Options

A summary of stock option activity for the years ended December 31, 2025 and December 31, 2024 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2023	12,715,381	$8.15	7.82	$30,872,113
Granted	2,541,289	8.01
Exercised	(1,080,527)	1.57
Expired/Forfeited	(1,210,246)	8.48
Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Exercisable as of December 31, 2024	1,787,695	$5.79	6.04	$12,199,062

Outstanding as of December 31, 2024	12,965,897	$8.58	7.38	$52,343,412
Granted	2,271,044	12.61
Exercised	(961,068)	4.27
Expired/Forfeited	(683,237)	10.21
Outstanding as of December 31, 2025	13,592,636	$9.47	6.92	$16,064,815
Exercisable as of December 31, 2025	2,189,842	$5.27	5.02	$10,075,191

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options exercise, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of Ridgepost and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $9.5 million, $9.1 million, and $10.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $7.4 million, $9.9 million, and $6.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of December 31, 2025 was $22.8 million and is expected to be recognized over a weighted average period of 2.28 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the year ended December 31,
	2025	2024
Expected life (in years)	6.75	6.75
Expected volatility	37.50%	37.50%
Risk-free interest rate	4.45%	4.23%
Expected dividend yield	1.11%	1.63%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant, and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $1.0 million, $0.7 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $1.0 million, $0.6 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of December 31, 2025 was $0.5 million and is expected to be recognized over a weighted average period of 0.45 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2023	32,722	$11.46
Granted	93,473	8.02
Vested	(32,722)	11.46
Forfeited	-	-
Outstanding as of December 31, 2024	93,473	8.02

Outstanding as of December 31, 2024	93,473	$8.02
Granted	128,603	9.37
Vested	(93,473)	8.02
Forfeited	—	—
Outstanding as of December 31, 2025	128,603	$9.37

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted RSUs to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on one of the following methods: (1) the closing market price on the day of the grant, (2) the closing market price on the day prior to grant, or (3) a 30-day volume weighted average price ("VWAP") is recognized as expense ratably over the requisite service period of the awards. Most of the shares currently vest one year from the grant date excluding certain executive RSUs, the Hark, Bonaccord, Additional Bonaccord, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Hark, Bonaccord, Additional Bonaccord, Executive Transition, and Executive Market Units, which are discussed in more detail below, was $14.7 million, $9.6 million, and $17.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $13.8 million, $8.8 million, and $16.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of December 31, 2025 was $6.7 million and is expected to be recognized over a weighted average period of 0.8 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of December 31, 2025, certain performance metrics have been met and specific employees have earned and been paid $17.5 million in value of which $6.6 million was settled in shares and $10.9 million was settled in cash.

With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Bonaccord Units") and cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Bonaccord Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and 994,762 Additional Bonaccord Units valued at $11.9 million which would vest upon meeting certain performance metrics. As of December 31, 2025, an additional 291,424 of the Additional Units remain unallocated. On May 12, 2025 the Company evaluated that all the Additional Bonaccord Units are probable to be earned. The Company evaluates when it is probable that the Additional Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. Expense of $9.2 million, $4.9 million, and $5.6 million related to the Bonaccord Units and Additional Bonaccord Units has been recorded for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The associated income tax benefit was $6.1 million, $5.7 million, and $4.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

At the time of the Hark acquisition, the Company entered into a Notice of Restricted Stock Units with an employee, which grants Restricted Stock Units ("Hark Units") for meeting a certain performance metric. The Hark Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. All Hark Units have vested and been issued. An expense of $0, $0 and $0.3 million have been recorded for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The associated income tax benefit was $0, $0, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

On October 23, 2023, the Company transitioned from our former co-CEOs to our current CEO ("Executive Transition"). The Company entered into an Executive Transition Agreement with a certain former executive, which granted Restricted Stock Units ("Executive Transition Units") for meeting a service requirement. The award had a stated value of $4.0 million and was issued in $1.0 million increments quarterly beginning on October 20, 2023 and at the start of each of the following three quarters. Each $1.0 million increment will vest one year following issuance. Attributes of this award include graded vesting and service conditions, therefore, the expense recognition of this award is recognized on straight-line basis over the requisite service period of the award in line with the policy election discussed in Note 2. All Executive Transition Units have vested and been issued as of December 31, 2024. For the years ended December 31, 2025, 2024, and 2023, $0, $3.5 million and $0.5 million, respectively, of stock compensation expense was recognized on the Consolidated Statements of Operations. The associated income tax benefit was $5.0 million for the year ended December 31, 2024. There was no associated income tax benefit for the years ended December 31, 2025 and December 31, 2023.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of December 31, 2025, none of the Executive Market Units have vested. For the years ended December 31, 2025, 2024, and 2023, $2.7 million, $2.7 million and $0.5 million, respectively, of stock compensation was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the years ended December 31, 2025, 2024, and 2023. The unrecognized expense associated with the Executive Market Units was $4.9 million as of December 31, 2025.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied, and Bonaccord Units that were issued outside of the Plan, that had not vested and were recorded as a liability or vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2023	1,418,094	$9.15
Granted	1,445,758	8.89
Vested	(1,437,764)	9.35
Forfeited	(3,819)	9.30
Outstanding as of December 31, 2024	1,422,269	8.68

Outstanding as of December 31, 2024	1,422,269	$8.68
Granted	1,166,165	12.12
Vested	(1,163,225)	8.99
Forfeited	—	—
Outstanding as of December 31, 2025	1,425,209	$11.60

Note 17. Earnings (Loss) Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. For the years ended December 31, 2025 and December 31, 2024, diluted EPS also reflects the potential dilution that could occur assuming that all units in Ridgepost, LLC that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings therefore the earnings per share calculation for Class A and Class B shares will always be equivalent.

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Year Ended December 31,

	2025	2024	2023
Numerator:
Numerator for basic calculation—Net income/(loss)
Numerator for basic calculation—Net income/(loss) attributable to Ridgepost	$19,501	$18,700	$(7,133)
Adjustment for:
Net income/(loss) attributable to noncontrolling interests in Ridgepost, LLC	1,113	967	(639)
Numerator for earnings/(losses) per share
Numerator for earnings/(losses) per share assuming dilution	$20,614	$19,667	$(7,772)
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to Ridgepost	110,394	112,549	116,104
Weighted shares assumed upon exercise of partnership units	3,917	3,917	-
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,475	3,909	-
Weighted shares assumed upon the termination of an acquisition equity holdback period	273	-	-
Denominator for earnings/(losses) per share assuming dilution	118,059	120,375	116,104
Earnings/(losses) per Class A share—basic	$0.18	$0.17	$(0.06)
Earnings/(losses) per Class A share—diluted	$0.17	$0.16	$(0.06)
Earnings/(losses) per Class B share—basic	$0.18	$0.17	$(0.06)
Earnings/(losses) per Class B share—diluted	$0.17	$0.16	$(0.06)

The computations of diluted earnings per share on a weighted average basis would exclude 8.0 million options for the year ended December 31, 2025 and 8.8 million shares of common stock for the year ended December 31, 2024, respectively, because the options were anti-dilutive. If the Company was in a net income position, the computations of diluted earnings per share excluded options to purchase 7.0 million shares of common stock for the year ended December 31, 2023.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the years ended December 31, 2025, 2024, and 2023, most of the Company's revenues

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the years ended December 31, 2025, 2024, and 2023.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of December 31, 2025, 77% of the Company's long-lived assets were in the United States and 23% of the Company's long-lived assets were in Spain. As of December 31, 2024, most of the Company's long-lived assets were in the United States. No individual foreign country constituted more than 10% of the Company's long-lived assets as of December 31, 2024.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Total Revenues	$297,346	$296,448	$241,734
Less: cash compensation and benefits, net of one-time expenses	(107,174)	(99,520)	(88,471)
Less: stock-based compensation	(37,114)	(30,451)	(34,653)
Less: management profit share(2)	(4,102)	(11,033)	(2,058)
Less: professional fees, net of one-time expenses	(14,619)	(13,408)	(8,482)
Less: general, administrative and other, net of one-time expenses	(26,418)	(21,354)	(16,610)
Less: placement agent expenses	(6,386)	(6,039)	(3,422)
Less: other segment items (1)	(78,570)	(94,976)	(95,810)
Net income/(loss)	$22,963	$19,667	$(7,772)

(1) Other segment items included in net income/(loss) includes (i) contingent consideration expense, amortization of intangibles, strategic alliance expense, income tax expense, interest expense, net, as well as other loss, and (ii) one-time expenses excluded from the significant segment expenses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Compensation and benefits	$143,632	$155,316	$154,286
Adjustments:
Stock-based compensation	(37,114)	(30,451)	(34,653)
Management profit share(2)	(4,102)	(11,033)	(2,058)
One-time expenses (1)	4,758	(14,312)	(29,104)
Cash compensation and benefits, net of one-time expenses	$107,174	$99,520	$88,471

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including signing bonus and severance; and (ii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of bonuses paid to employees directly related to the acquisition of new businesses.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Professional fees	$25,545	$21,464	$12,668
Adjustments:
One-time expenses (1)	(10,926)	(8,056)	(4,186)
Professional fees, net of one-time expenses	$14,619	$13,408	$8,482

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including placement/search fees; (ii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory related to the acquisition; (iii) the cost of financing our business and (iv) one-time advisory services related to technical accounting matters.

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
General, administrative and other	$35,149	$28,780	$22,584
Adjustments:
Placement agent expenses	(6,386)	(6,039)	(3,422)
One-time expenses (1)	(2,345)	(1,387)	(2,552)
General, administrative and other, net of one-time expenses	$26,418	$21,354	$16,610

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other loss and was $1.3 million and $1.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. Interest income was insignificant for the years ended December 31, 2023.

Note 19. Subsequent Events

The Board of Directors of the Company has declared a quarterly cash dividend of $0.0375 per share of Class A and Class B common stock, payable on March 20, 2026, to the holders of record as of the close of business on February 27, 2026.

In February 2026, the Company granted to employees 2,829,713 restricted stock units under the 2021 Incentive Plan. The vesting conditions of the RSUs generally follow either (1) 25% a year starting with the second anniversary of the date of grant or (2) vest on the first anniversary of the date of grant.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in tables stated in thousands, except per share amounts)

On February 4, 2026, Ridgepost Capital, LLC, a subsidiary of the Company, entered into an interest purchase agreement to acquire Stellus Capital Management, LLC ("Stellus"), a U.S. direct lender specializing in senior secured loans in the lower-middle market, for an initial purchase price of $250 million. The consideration payable to complete the transaction consists of $125 million in cash and 11,770,245 units of Ridgepost Capital, LLC which can be exchanged into Ridgepost common stock, following restrictive periods. Additionally, up to $60 million in earnout consideration may be payable based on fee-related revenue in 2027 and 2029.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after December 31, 2025, the Consolidated Balance Sheets date, through the date the consolidated financial statements were issued, and determined there have been no additional events or transactions that would materially impact the consolidated financial statements.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company completed the acquisition of Qualitas on April 4, 2025. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management elected to exclude an assessment of the effectiveness of the Company's internal control over financial reporting related to Qualitas. Total assets and total revenues of Qualitas that were excluded from management's assessment constitute approximately 1% of the Company's total assets and approximately 5% of the Company's total revenues as of and for the year ended December 31, 2025.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

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

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 12, 2026).

4.1*	Description of Securities

10.1

Controlled Company Agreement, dated as of October 20, 2021, by and among the Company and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2021).

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

10.6+	P10, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on October 18, 2021).

10.7+	Amendment No. 1 to P10, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2024).

10.8+	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 28, 2025).

10.9+	Form of Stock Option Agreement under the 2021 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 28, 2025).

10.10+	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 28, 2025).

10.11

Exchange Agreement, dated August 25, 2022 by and among P10, Inc., P10 Holdings Inc., P10 Intermediate Holdings LLC, and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2022).

10.12

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

10.13+

Amended and Restated Employment Agreement, dated as of November 5, 2024, by and between P10 Intermediate Holdings, LLC and Luke A. Sarsfield III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2024).

10.14+

Employment Agreement, made and entered into effective as of April 3, 2025, by and between P10 Intermediate Holdings LLC, and Amanda Coussens (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2025).

10.15+*	Employment Agreement, dated as of April 3, 2025, by and between P10 Intermediate Holdings LLC, and Richard J. (Arjay) Jensen.

10.16+

Employment Agreement, made and entered into effective as of April 3, 2025, by and between P10 Intermediate Holdings LLC, and Mark Hood (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 7, 2025).

10.17+

Employment Agreement, dated as of September 16, 2024, by and between P10 Intermediate Holdings LLC, and Sarita Narson Jairath (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 28, 2024).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*(1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*(1)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 the Company's Annual Report on Form 10-K on March 14, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Ridgepost Capital, Inc.

Date: February 27, 2026	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Principal Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Luke A. Sarsfield III, Amanda Coussens, and Francisco Villamar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2026	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2026	By:	/s/ Andrew Corsi
Andrew Corsi
Chief Accounting Officer (Principal Accounting Officer)

Date: February 27, 2026	By:	/s/ Travis Barnes
Travis Barnes
Director

Date: February 27, 2026	By:	/s/ Tracey Benford
Tracey Benford
Director

Date: February 27, 2026	By:	/s/ Stephen Blewitt
Stephen Blewitt
Director

Date: February 27, 2026	By:	/s/ Jennifer Glassman
Jennifer Glassman
Director

Date: February 27, 2026	By:	/s/ Scott Gwilliam
Scott Gwilliam
Director

Date: February 27, 2026	By:	/s/ David M. McCoy
David M. McCoy
Director

Date: February 27, 2026	By:	/s/ Edwin Poston
Edwin Poston
Director

Date: February 27, 2026	By:	/s/ Robert B. Stewart, Jr.
Robert B. Stewart, Jr.
Director