Form 10-Q
period 2026-03-31
Ridgepost Capital, Inc.
filed 2026-05-08
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 78,219,910 shares of the registrant's Class A common stock and 31,256,678 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ridgepost Capital, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,029	$28,152
Restricted cash	909	734
Accounts receivable	25,353	26,955
Notes receivable	7,216	7,205
Due from related parties	98,891	99,989
Investment in unconsolidated subsidiaries	1,434	1,403
Prepaid expenses and other assets	15,363	19,474
Property and equipment, net	10,119	10,170
Right-of-use assets	22,440	23,374
Derivative assets	219	74
Contingent payments to customers	16,380	18,153
Deferred tax assets, net	23,694	26,373
Intangibles, net	101,081	107,268
Goodwill	557,606	558,978
Total assets	$909,734	$928,302
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$25,827	$26,235
Accrued compensation and benefits	9,878	20,470
Due to related parties	1,250	3,685
Other liabilities	428	253
Contingent consideration	11,181	15,599
Accrued contingent liabilities	28,455	30,097
Deferred revenues	17,958	17,726
Lease liabilities	29,059	29,681
Deferred tax liabilities, net	7,376	7,893
Debt obligations	375,009	373,204
Total liabilities	506,421	524,843
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 91,622,754 issued and 78,213,165 outstanding as of March 31, 2026, and 90,514,372 issued and 77,806,222 outstanding as of December 31, 2025, respectively	78	78
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 31,386,874 shares issued and 31,263,423 shares outstanding as of March 31, 2026, and 31,920,688 shares issued and 31,797,237 shares outstanding as of December 31, 2025, respectively	31	32
Treasury stock	(130,129)	(124,125)
Additional paid-in-capital	664,751	665,847
Accumulated deficit	(186,320)	(194,811)
Accumulated other comprehensive income	2,829	4,342
Noncontrolling interests	52,073	52,096
Total equity	403,313	403,459
TOTAL LIABILITIES AND EQUITY	$909,734	$928,302

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended March 31,

	2026	2025
REVENUES
Management and advisory fees	$73,609	$66,735
Other revenue	1,415	932
Total revenues	75,024	67,667
OPERATING EXPENSES
Compensation and benefits	38,486	37,080
Professional fees	5,822	6,515
General, administrative and other	9,681	6,825
Remeasurement of contingent consideration	(4,016)	—
Amortization of intangibles	5,409	5,318
Strategic alliance expense	—	703
Total operating expenses	55,382	56,441
INCOME FROM OPERATIONS	19,642	11,226
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,402)	(6,417)
Other gains	471	152
Total other (expense)	(5,931)	(6,265)
Income before income taxes	13,711	4,961
Income tax expense	(4,022)	(265)
NET INCOME	$9,689	$4,696
Less: net income attributable to noncontrolling interests	(1,198)	(174)
NET INCOME ATTRIBUTABLE TO RIDGEPOST	$8,491	$4,522

Earnings per share
Basic earnings per share	$0.08	$0.04
Diluted earnings per share	$0.08	$0.04
Weighted average shares outstanding, basic	109,519	110,907
Weighted average shares outstanding, diluted	117,303	119,352

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended March 31,

	2026	2025
NET INCOME	$9,689	$4,696
Other comprehensive income, net of tax
Foreign currency translation	(1,740)	—
Derivative fair value remeasurement, net of tax	173	—
Total other comprehensive loss, net of tax	$(1,567)	$—
COMPREHENSIVE INCOME	$8,122	$4,696
Less:
Comprehensive income attributable to noncontrolling interests	(1,144)	-
NET COMPREHENSIVE INCOME ATTRIBUTABLE TO RIDGEPOST	$6,978	$4,696

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

								Accumulated
							Additional	Other		Non-
	Common Stock - Class A		Common Stock - Class B		Treasury stock		Paid-in-	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at December 31, 2025	77,806	$78	31,797	$32	12,832	$(124,125)	$665,847	$4,342	$(194,811)	$52,096	$403,459
Net income	—	—	—	—	—	—	—	—	8,491	1,198	9,689
Other comprehensive Income	—	—	—	—	—	—	—	(1,513)	—	(54)	(1,567)
Stock-based compensation	—	—	—	—	—	—	8,806	—	—	—	8,806
Cash settlement for Additional Bonaccord Units	—	—	—	—	—	—	(2,807)	—	—	—	(2,807)
Issuance of restricted stock units	822	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	534	1	(534)	(1)	—	—	—	—	—	—	—
Exercise of stock options	242	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(490)	(1)	—	—	—	—	(2,957)	—	—	—	(2,958)
Stock repurchase	(701)	(1)	—	—	701	(6,004)	—	—	—	—	(6,005)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(33)	—	—	—	(33)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(1,167)	(1,167)
Dividends declared	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Balance at March 31, 2026	78,213	$78	31,263	$31	13,533	$(130,129)	$664,751	$2,829	$(186,320)	$52,073	$403,313

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

								Accumulated
							Additional	Other		Non-
	Common Stock - Class A		Common Stock - Class B		Treasury stock		Paid-in-	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance At December 31, 2024	67,615	$68	43,461	$43	8,483	$(76,648)	$637,848	$—	$(214,312)	$39,891	$386,890
Net income	—	—	—	—	—	—	—	—	4,522	174	4,696
Stock-based compensation	—	—	—	—	—	—	6,565	—	—	—	6,565
Issuance of restricted stock units	720	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	8,839	8	(8,839)	(8)	—	—	—	—	—	—	—
Exercise of stock options	248	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(391)	—	—	—	—	—	(4,693)	—	—	—	(4,693)
Stock repurchase	(1,215)	(1)	—	—	1,215	(14,970)	—	—	—	—	(14,971)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(224)	—	—	—	(224)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	(138)	(138)
Dividends declared	—	—	—	—	—	—	(3)	—	—	—	(3)
Dividends paid per share $ 0.04	—	—	—	—	—	—	(3,868)	—	—	—	(3,868)
Balance at March 31, 2025	75,816	$76	34,622	$35	9,698	$(91,618)	$635,625	$—	$(209,790)	$39,927	$374,255

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,689	$4,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	8,845	6,565
Depreciation expense	494	372
Amortization of intangibles	5,409	5,318
Amortization of debt issuance costs and debt discount	368	368
(Income)/loss from unconsolidated subsidiaries	(33)	40
Deferred tax expense	2,462	76
Remeasurement of contra-revenue put option	(195)	240
Amortization of contingent payment to customers	326	105
Remeasurement of contingent consideration	(4,016)	—
Change in operating assets and liabilities:
Accounts receivable	1,578	10,032
Due from related parties	1,098	(5,068)
Prepaid expenses and other assets	4,111	(6,678)
Right-of-use assets	933	686
Accounts payable and accrued expenses	(558)	(2,432)
Accrued compensation and benefits	(10,635)	(15,403)
Due to related parties	(2,435)	(2,952)
Other liabilities	175	354
Derivative assets	(145)	—
Contingent consideration	—	(2,214)
Deferred revenues	232	550
Lease liabilities	(621)	616
Net cash provided by (used in) operating activities	17,082	(4,729)

CASH FLOWS USED IN INVESTING ACTIVITIES
Funding of notes receivable	(380)	(39)
Proceeds from notes receivable	369	91
Investments in unconsolidated subsidiaries	—	(3)
Distributions from investments in unconsolidated subsidiaries	2	84
Software capitalization	(85)	(125)
Purchases of property and equipment	(358)	(1,276)
Net cash used in investing activities	(452)	(1,268)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	15,000	37,000
Repayments on debt obligations	(13,563)	—
Cash settlement for Additional Bonaccord Units	(2,807)	—
Repurchase of Class A common stock	(6,005)	(14,971)
Repurchase of Class A common stock for employee tax withholding	(2,958)	(4,693)
Dividends paid	(4,101)	(3,868)
Distributions to non-controlling interests	(1,161)	(175)
Net cash (used in) provided by financing activities	(15,595)	13,293
Effect of foreign currency exchange rate changes on cash and cash equivalents	17	—
Net change in cash, cash equivalents and restricted cash	1,052	7,296
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28,886	68,115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$29,938	$75,411

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,

	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,093	$6,696
Net cash paid for income taxes	$659	$570

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$—	$4,395
Additions to lease liabilities	—	4,395

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$29,029	$74,393
Restricted cash	909	1,018
Total cash, cash equivalents and restricted cash	$29,938	$75,411

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 1. Description of Business

Description of Business

On February 11, 2026, the Company's name changed to Ridgepost Capital, Inc. ("Ridgepost, Inc."). The Company's stock symbol also changed to NYSE: RPC. Simultaneously, the following subsidiaries changed their names to be aligned with the parent company's name change:

•
P10 Holdings, Inc. ("P10 Holdings") to Ridgepost Capital Holdings, Inc. ("Ridgepost Holdings")
•
P10 Intermediate Holdings, LLC ("P10 Intermediate") to Ridgepost Capital, LLC ("Ridgepost, LLC")
•
P10 Advisors, LLC to Ridgepost Capital Advisors, LLC ("Ridgepost Advisors")
•
P10 RCP Holdco LLC to Ridgepost Capital RCP Holdco LLC ("Holdco")

On October 20, 2021, Ridgepost Holdings, formerly P10 Holdings, in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructuring. In connection with the reorganization, Ridgepost, Inc., formerly P10, Inc., became the parent company of all of the existing equity of Ridgepost Holdings, and its consolidated subsidiaries. The offering and reorganization included a reverse stock split of Ridgepost Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares.

Following the reorganization and IPO, Ridgepost, Inc. has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

Ridgepost, Inc. and its consolidated subsidiaries (the “Company” or "Ridgepost") operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing supports our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investment, direct investment and co-investments, alongside separate accounts (collectively the “Funds”).

The direct and indirect subsidiaries of the Company include Ridgepost Holdings, Ridgepost, LLC, which owns the subsidiaries Holdco, Five Points Capital, Inc. (“Five Points”), TrueBridge Capital Partners, LLC (“TrueBridge”), Enhanced Capital Group, LLC (“ECG”), Bonaccord Capital Advisors, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), Ridgepost Advisors, Western Technology Investment Advisors LLC ("WTI"), and Qualitas Equity Funds SGEIC, S.A. ("Qualitas").

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

Ridgepost Capital, Inc.

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

On September 30, 2021, the Company completed acquisitions of Bonaccord and Hark. Bonaccord is an alternative asset manager focusing on acquiring minority equity interests in alternative asset management companies focused on private market strategies which may include private equity, private credit, real estate, and real asset strategies. Hark is engaged in the business of making loans to portfolio companies that are owned or controlled by financial sponsors, such as private equity funds or venture capital funds, and which do not meet traditional direct lending underwriting criteria but where the repayment of the loan by the portfolio company is guaranteed by its financial sponsor. Effective April 1, 2025, a third party acquired 20% of the equity in Bonaccord. See Note 5 for further details.

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of Ridgepost, LLC, formerly P10 Intermediate, and its subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in Ridgepost, LLC and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 membership units of Ridgepost, LLC, which can be exchanged for 3,916,666 shares of Ridgepost Class A common stock. As of March 31, 2026, no units have been exchanged into shares of Ridgepost Class A common stock.

On April 4, 2025, the Company completed the acquisition of Qualitas. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and net asset value ("NAV") financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Principles of Consolidation

The Company performs the variable interest analysis for all entities in which it has a potential variable interest. If the Company has a variable interest in the entity and the entity is a variable interest entity (“VIE”), the Company will also analyze whether the Company is the primary beneficiary of this entity and if consolidation is required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2026, and December 31, 2025, $2.1 million and $1.3 million, respectively, of cash and cash equivalents held at consolidated funds, which represents cash, that although not legally restricted, is not available to support the general liquidity needs of the Company, as the use of such amounts is generally limited to the activities of the consolidated funds until the consolidated funds' first closing, are included within cash and cash equivalents. As of March 31, 2026, and December 31, 2025, cash equivalents include money market funds of $18.7 million and $16.1 million, respectively, which approximate fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Restricted Cash

Restricted cash as of March 31, 2026 and December 31, 2025 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of March 31, 2026 and December 31, 2025. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of March 31, 2026 and December 31, 2025, respectively, there is $9.3 million and $12.8 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credit purchases.

Investment in Unconsolidated Subsidiaries

For equity investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. The equity method investments are initially recorded at cost, and their carrying amount is adjusted for the Company’s share in the earnings or losses of each investee, and for distributions received. The Company discontinues applying the equity method if the investment (and net advances) is reduced to zero and shall not record additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

accounts for its investment in ECP, Enhanced PC, and ECG's asset management businesses using the equity method of accounting.

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

Ridgepost Capital, Inc.

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

Revenue Share and Repurchase Arrangement

The Company recognizes contingent payments to customers as assets and accrued contingent liabilities in our Consolidated Balance Sheets for agreements between ECG and various third parties. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company recognizes liabilities and assets associated with these agreements when it is probable that the option will be exercised. The Company amortizes the contingent payments to customers assets against revenue over the contractual term of the management contract, which is included within management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third party customers and terms. The Company would be required to settle either the put or call options if either is exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once it is determined that it is probable the Company would need to settle as guarantor and the amount is estimable and the Company would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of March 31, 2026, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of March 31, 2026, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the contingent consideration on the Consolidated Balance Sheets is related to the acquisition of Qualitas.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, management profit shares, benefits, severance, and acquisition-related earnouts, which are classified as compensation and benefits due to the earnouts being contingent on employment, that have not yet been paid. Refer to Note 14 for further information.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders that are not 100% owned by the Company. Noncontrolling interests are presented as a separate component in our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties in those entities. Net income attributable to Ridgepost, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income attributable to holders of non-controlling interests. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of March 31, 2026 and December 31, 2025, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2—Assets were valued using quoted prices in markets that are not active, broker-dealer quotations, and other methods by which all significant inputs were observable at the measurement date.

Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

Ridgepost Capital, Inc.

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

The Company estimates the fair value of the credit facility using Level 2 inputs. The Company discounts the future cash flows using current interest rates at which the Company could obtain similar borrowings.

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

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees and advisory services fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund's term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on assets under management. At contract inception, no revenue is estimated, as the fees are variable amounts that are susceptible to factors outside our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice. When determining the transaction price, variable consideration may be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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

Ridgepost Capital, Inc.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants for shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that is likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and vesting only requires a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as equity, in accordance with GAAP, on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 16 for further discussion.

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

The CODM, who is responsible for allocating resources and assessing performance of the reportable segment, has been identified as the Chief Executive Officer. The CODM assesses performance for the single segment and decides how to allocate resources based on consolidated net income that also is reported on the Consolidated Statements of Operations as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses these metrics for purposes of making operating decisions and assessing financial performance. The CODM considers forecast-to-actual variances when making decisions about allocating capital and personnel.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Business Acquisitions

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company identifies a business to have three key elements; inputs, processes, and outputs. While an integrated set of assets and activities that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set of assets and activities are not required if market participants can acquire the set of assets and activities and continue to produce outputs. In addition, the Company also performs a screen test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the set of assets and activities is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. For business combinations that are effected primarily by exchanging equity interests in which VIEs are acquired, the Company determines the acquirer in the transaction through considering the following factors: the acquirer is usually (i) the entity issued equity interests, (ii) the entity that is relatively larger, and (iii) if the combination involves more than two entities, then the entity initiating the combination.

The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain intangible assets and tax assets and liabilities.

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

Recent Accounting Pronouncements

Pronouncements Recently Adopted

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company included the additional required disclosures above in the consolidated financial statements. Refer to Note 15 in our annual report on Form 10-K for the year ended December 31, 2025.

Effective January 1, 2026, the Company adopted ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"), which replaces the requirement that the primary beneficiary always is the acquirer in an acquisition transaction of a VIE with language to require the entities to determine the accounting acquirer through consideration of factors listed in ASC 805-10-55-12 through 55-15. The adoption of ASU 2025-03 did not have a material impact on the Company's consolidated financial statements.

Ridgepost Capital, Inc.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"), which clarifies, corrects, or improves codification around several aspects of accounting guidance. ASU 2025-12 is effective for our fiscal year beginning on January 1, 2027. The Company does not anticipate the effects of these amendments to have a material impact on our financial reporting.

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

Ridgepost Capital, Inc.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended March 31,

	2026	2025
Management fees	$71,965	$65,237
Advisory fees	1,644	1,498
Subscriptions	168	159
Other revenue	1,247	773
Total revenues	$75,024	$67,667

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $16.3 million of revenue for the three months ended March 31, 2026 that was included in the contract liabilities balance as of December 31, 2025.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third party investor. This SAA provides the third party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. The amount of net management fee earnings the third party has the right to receive is based on their total capital committed. For the three months ended March 31, 2026 and 2025, the strategic alliance expense reported was $0 and $0.7 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

After the final closing of Bonaccord Fund II ("Fund II"), the third party had the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third party could acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met and Fund II reached the final close on December 24, 2024. Effective April 1, 2025, the third party exercised their option to acquire equity in Bonaccord which entitled them to receive the distributions of net management fee earnings by the maximum 5% percentage acquired.

Simultaneously with the third party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% net management fee earnings, with all other distributions being provided to the Company. For the three months ended March 31, 2026 and 2025, the portion of income or loss to the third party equity holder was $0.7 million and $0, respectively. The portion of income or loss and the corresponding equity attributable to third party equity holder is recognized in non-controlling interest on the consolidated financial statements. For the three months ended March 31, 2026 and 2025, the distributions to the third party was $1.0 million and $1.5 million, respectively.

The same third party also has the option to purchase equity in Bonaccord under similar terms for Bonaccord Fund III ("Fund III"), except for every $5 million committed, up to a maximum of $250.0 million in irrevocable capital commitments to Fund III, the third party can purchase 9.8 basis points, up to a maximum of 4.9%. This maximum commitment has been met as of December 31, 2025. Fund III has not yet reached the final close, but the Company believes it is probable that the third-party will exercise the option to acquire equity in Bonaccord. If exercised, the purchase price shall be reduced by the amount of management fee distributions, which the third party would have been paid as of the initial closing of Fund III. For funds subsequent to Fund III, the third party has continual commitment conditions. If these commitment conditions are not satisfied, then within 60 days of the final closing of such subsequent fund, the Company may elect to repurchase the equity

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

granted to the third party from exercising their options related to Fund II and Fund III. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of March 31, 2026, the balance outstanding is $5.1 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at Secured Overnight Financing Rate ("SOFR") plus 2.10% and are payable annually on October 13th in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of March 31, 2026, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of March 31, 2026, the balance outstanding is $0.9 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of March 31, 2026 and December 31, 2025, the total notes receivable balance associated with these notes was $7.2 million and $7.2 million, respectively. The Company recognized interest income associated with these notes of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Ridgepost, LLC, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, and Qualitas. The assets of the consolidated VIEs totaled $634.1 million and $644.3 million as of March 31, 2026 and December 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $496.8 million and $511.5 million as of March 31, 2026 and December 31, 2025, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy Ridgepost’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of Ridgepost.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 8. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consist of unconsolidated equity method investments primarily related to ECG’s tax credit finance and asset management activities. Additionally, the investments in Enhanced Capital Partners and Enhanced PC are recorded at zero. The Company, therefore, suspended the use of the equity method of accounting because the Company has no guaranteed obligations or commitments to provide financial support to the investee.

As of March 31, 2026, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses. As of December 31, 2025, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of March 31,	As of December 31,
	2026	2025
Computers and purchased software	$2,265	$2,197
Capitalized software	834	750
Furniture and fixtures	3,490	3,372
Leasehold improvements	9,257	9,124
	15,846	15,443
Less: accumulated depreciation	(5,727)	(5,273)
Total property and equipment, net	$10,119	$10,170

Note 10. Goodwill and Intangibles

Changes in goodwill for the three months ended March 31, 2026 are as follows:

Balance at December 31, 2025	$558,978
Increase from acquisitions	-
Change related to foreign currency translations	(1,372)
Balance at March 31, 2026	$557,606

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Intangibles consist of the following as of March 31, 2026:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2025	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of March 31, 2026	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2025	$10,478	$216,211	$793	$29,181	$256,663
Impact of exchange rate movements	(271)	(558)	(16)	(24)	(869)
Balance as of March 31, 2026	$10,207	$215,653	$777	$29,157	$255,794

Accumulated Amortization
Balance as of December 31, 2025	$(204)	$(155,462)	$(252)	$(10,882)	$(166,800)
Amortization expense	(215)	(4,447)	(49)	(698)	(5,409)
Impact of exchange rate movements	9	79	3	—	91
Balance as of March 31, 2026	$(410)	$(159,830)	$(298)	$(11,580)	$(172,118)

Total intangible assets, net balance as of March 31, 2026	$9,797	$55,823	$509	$34,952	$101,081

Intangibles consist of the following as of March 31, 2025:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2024	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of March 31, 2025	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2024	$—	$194,666	$2,386	$28,240	$225,292
Adjustment for fully amortized intangibles	—	—	(2,200)	—	(2,200)
Balance as of March 31, 2025	$—	$194,666	$186	$28,240	$223,092

Accumulated Amortization
Balance as of December 31, 2024	$—	$(134,494)	$(2,292)	$(8,322)	$(145,108)
Amortization expense	—	(4,670)	(12)	(636)	(5,318)
Adjustment for fully amortized intangibles	—	—	2,200	—	2,200
Balance as of March 31, 2025	$—	$(139,164)	$(104)	$(8,958)	$(148,226)

Total intangible assets, net balance as of March 31, 2025	$—	$55,502	$112	$36,657	$92,271

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

2026	$16,148
2027	18,286
2028	14,467
2029	11,559
2030	8,732
Thereafter	14,487
Total amortization	$83,679

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$86,899	$59,964	$83,900	$55,455	3	Note 13
Liabilities
Debt Obligations	$375,009	$375,009	$373,204	$373,204	2	Note 12

Financial Instruments recognized at Fair Value

Earnouts associated with the acquisition of Qualitas

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post-acquisition. Any earnout payment will be paid no later than December 31, 2028 in a mix of cash and Class A common stock at the sellers' election, with no more than 65% payable in cash. As of March 31, 2026, no earnout payment has been earned or paid. The determined risk adjusted discount rate for the contingent consideration of 11.0% and 13.5% were the significant unobservable inputs as of March 31, 2026 and December 31, 2025, respectively. Total remeasurement gain recognized for the three months ended March 31, 2026 and 2025 was $4.0 million and $0, respectively, which was included in contingent consideration gain on the Consolidated Statements of Operations.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair value of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. For the three months ended March 31, 2026 and 2025, the Company recorded an unrealized gain on interest rate derivatives, net of tax for $0.2 million and $0, respectively, which is included in other comprehensive income. The Company estimates that an insignificant amount currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

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

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three months ended March 31, 2026. The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The following table presents all recurring items measured at fair value as of March 31, 2026:

	As of March 31, 2026
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$219	$-	$219
Total assets	$-	$219	$-	$219
Liabilities
Contingent consideration obligation	$-	$-	$11,181	$11,181
Total liabilities	$-	$-	$11,181	$11,181

For the liabilities and assets presented in the table above, there were no changes in fair value hierarchy levels during the three months ended March 31, 2026.

The following table presents all recurring items measured at fair value as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$74	$-	$74
Total assets	$-	$74	$-	$74
Liabilities
Contingent consideration obligation	$-	$-	$15,599	$15,599
Total liabilities	$-	$-	$15,599	$15,599

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Three Months Ended March 31,
	2026	2025
Balance, beginning of year:	$15,599	$-
Additions	-	-
Change in fair value	(4,016)	-
Impact of exchange rate movements	(402)	-
Balance, end of period:	$11,181	$-

Until transferred out of Level 3 fair value measurement, the fair value of the contingent consideration liability represents the fair value of future payments upon satisfaction of performance targets. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability primarily relates to the expected future payments of obligations with a discount rate applied. The contingent consideration liability is included in contingent consideration on the Consolidated Balance Sheets.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Note 12. Debt Obligations

Debt obligations consist of the following:

	As of	As of
	March 31,	December 31,
	2026	2025

Revolver facility	$61,500	$56,000
Debt issuance costs	(2,158)	(2,386)
Revolver facility, net	$59,342	$53,614

Term loan	$316,875	$320,938
Debt issuance costs	(1,208)	(1,348)
Term loan, net	$315,667	$319,590
Total debt obligations, net	$375,009	$373,204

The principal balance consists of the following tranches:

	As of March 31, 2026
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date
Term Loan	316,875	2.60%	3.80%	5/5/2026
Revolver - Tranche 1	12,500	2.60%	3.67%	5/28/2026
Revolver - Tranche 2	24,000	2.60%	3.67%	4/23/2026
Revolver - Tranche 3	10,000	2.60%	3.65%	5/19/2026
Revolver - Tranche 4	8,000	2.60%	3.65%	5/17/2026
Revolver - Tranche 5	7,000	2.60%	3.68%	4/17/2026
Total	378,375

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan, in its capacity as administrative agent and collateral agent, and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consists of two facilities, which are a revolving credit facility with an available balance of $125 million (the "Revolver Facility") and a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature, which was exercised in October 2022. On August 1, 2024, the Company entered into a restatement agreement, which amends and restates the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "Amended and Restated Credit Facilities"). The Amended and Restated Credit Facilities were used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum leverage ratio. As of March 31, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. For both the three months ended March 31, 2026 and 2025, $6.0 million of interest expense was incurred.

Debt Payable

Future principal maturities of debt as of March 31, 2026 are as follows:

2026	$12,188
2027	16,250
2028	349,937
378,375

Note 13. Related Party Transactions

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of March 31, 2026, the total accounts receivable from the Funds totaled $33.7 million, of which $23.9 million related to fees earned but not yet received and $9.8 million related to reimbursable expenses. As of December 31, 2025, the total accounts receivable from the Funds totaled $38.8 million, of which $24.7 million related to fees earned but not yet received and $14.1 million related to reimbursable expenses. Fees earned but not yet received and reimbursable expenses are included in accounts receivable and due from related parties on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule, that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of March 31, 2026, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.1 million and $39 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $96.8 million of the total $119.6 million advisory fees have been recognized as revenue. There was $22.8 million in remaining performance obligations related to these agreements, which will be recognized between April 1, 2026 and April 30, 2032. For the three months ended March 31, 2026 and March 31, 2025, advisory fees earned or recognized under this agreement were $2.9 million and $3.4 million, respectively, and is reported in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the associated receivable was $83.0 million and $80.0 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest on outstanding balances were $0 and $0.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the associated interest receivable was $4.0 million and $3.9 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. ("ECH"), immediately became effective. Under this agreement, ECG pays ECH for the use of their employees to provide services at the direction of ECG. The Company recognized $2.7 million and $2.5 million for

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

the three months ended March 31, 2026 and March 31, 2025, respectively, related to this agreement within compensation and benefits in our Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the associated accrual was $0.6 million and $3.7 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

On December 23, 2024, ECG entered into an Advisory Agreement with Clifford ("Clifford Advisory Agreement") to manage the impact credit asset portfolio, which has a term ending on the disposal date for all of Clifford's underlying investments. As part of the Clifford arrangement, Enhanced Clifford (GP) LLC ("Clifford GP"), a direct subsidiary of ECH, was formed. Clifford GP receives incremental fees from Clifford as part of the Clifford Advisory Agreement. The Company is a guarantor on a put option and call option with third party customers. Refer to Note 14 for further details.

The Company has Advance Agreements and Secured Promissory Notes with BCP, an entity that was formed by employees of the Company, and certain Bonaccord employees. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide various renewal options. Rent expense for the various leased office space and equipment was approximately $1.4 million and $1.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which was included in general, administrative, and other expenses on the Consolidated Statements of Operations.

The Company leases an insignificant amount of office equipment under non-cancelable financing leases, with the longest lease expiring in 2030. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment are included in general, administrative and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of March 31, 2026:

Operating lease right-of-use assets	$22,292
Operating lease liabilities	$28,933
Net cash paid during the three months ended March 31, 2026 for operating lease liabilities	$1,170
Weighted-average remaining lease term (in years)	6.26
Weighted-average discount rate	6.08%

The future contractual lease payments as of March 31, 2026 are as follows:

2026	$4,205
2027	5,591
2028	5,194
2029	5,775
2030	5,431
Thereafter	9,050
Total undiscounted lease payments	35,246
Less imputed interest	(6,313)
Total operating lease liabilities	$28,933

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earnout hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of March 31, 2026 and December 31, 2025, the first hurdle has been achieved; however the Company does not expect the second or third EBITDA hurdles to be achieved. For the three months ended March 31, 2026 and March 31, 2025, $0 and $3.0 million of expense was recognized, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of December 31, 2025, the Company paid $35.0 million for the achievement of the first EBITDA hurdle. As of March 31, 2026 and December 31, 2025, there was no remaining liability related to the WTI earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. As of March 31, 2026 and December 31, 2025, the Company does not expect the trailing-twelve month EBITDA target to be met. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0 and $0.5 million of expense, respectively, which is included in compensation and benefits in the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there was no remaining liability related to the WTI bonus.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers ("Third Parties"). The agreements require ECG to share in certain revenues earned with the Third Parties and also include an option for the Third Parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share initially became exercisable in July 2025. Some Third Parties extended their rights to sell back their revenues during 2025. The remaining Third Parties extended their participations and their options to sell back their revenues, which are not exercisable until July 1, 2029. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the underlying funds. As of March 31, 2026, the Company has determined that the put options are probable of being exercised and have accrued estimated contingent liabilities and contingent payments to customers. As of March 31, 2026 and December 31, 2025, the associated liabilities were $19.0 million and $20.4 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $16.4 million and $18.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company recognized $0.3 million and $0.1 million of amortization of contingent payments to customers for the three months ended March 31, 2026 and March 31, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related but separate put option and call option with the Third Parties and terms. The Company would be required to settle either the put or call option if either is exercised and Clifford GP does not have the means to settle themselves. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. As of March 31, 2026 and December 31, 2025, the associated liabilities were $9.5 million and $9.7 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. There was $0.2 million reversal of expense and $0.3 million expense recognized for the three months ended March 31, 2026 and March 31, 2025, respectively, which was included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize changes when necessary.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Purchase Agreement

On February 4, 2026, Ridgepost, LLC, a subsidiary of the Company (the "Buyer"), entered into an interest purchase agreement (the "Purchase Agreement") with certain entities affiliated with Stellus Capital Management, LLC ("Stellus"), a U.S. direct lender specializing in senior loans in the lower-middle market, and certain direct and indirect equityholders of Stellus, pursuant to which, subject to the satisfaction or waiver of specified conditions, Buyer would acquire all of the issued and outstanding equity interests of Stellus (the "Transaction").

The consideration payable at the closing of the Transaction, subject to certain customary closing adjustments, consists of $125.0 million in cash and 11,770,245 units of Ridgepost, LLC ("Units"), which can be exchanged into Ridgepost Class A Common Stock on a one-for-one basis, subject to certain conditions, and will be subject to a restrictive period during which the holder cannot offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose thereof, directly or indirectly. The restricted period terminates as follows: (i) with respect to one-third of the Class A Common Stock held by such stockholder, on the first anniversary of the closing of the Transaction; (ii) with respect to two-thirds of the Class A Common Stock held by such stockholder, on the second anniversary of the closing of the Transaction; and (iii) with respect to all of the Class A Common Stock held by such stockholder, on the third anniversary of the closing of the Transaction. The Sellers will also have certain registration rights as members of the Buyer.

In addition, subject to certain conditions, up to an additional $60 million in earnout consideration (an "Earnout Payment") may be payable based on fee-related revenue in 2027 and 2029. Any Earnout Payment shall be paid in Units, subject to potential reduction in accordance with the terms of the Purchase Agreement, provided that, at the Sellers' option, up to 50% of any Earnout Payment (or a greater percentage in the event of any potential reduction of the number payable in Units) shall be paid in cash in U.S. dollars. The number of Units to be issued pursuant to the preceding sentence will be calculated based on the daily volume weighted averages of the Class A Common Stock for the 20 consecutive trading days ending three days prior to the applicable Earnout Payment. Similar to Units comprising the closing consideration, any Units received as an Earnout Payment may be converted into shares of Class A Common Stock on a one-for-one basis pursuant to the Exchange Agreement, which such Class A Common Stock beneficially held by the Sellers will be subject to an 18-month lock-up (and the other restrictions described above), with one-third of such Class A Common Stock being released from lock-up every six-month period following the issuance. The Earnout Payment is subject to acceleration in certain limited circumstances set forth in the Purchase Agreement.

The Company expects to finance the upfront cash consideration and the Transaction with cash on hand and its existing credit facility. The Transaction is expected to close in mid-2026, subject to customary closing conditions.

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

Based on these methodologies, the Company’s worldwide effective income tax rate was 29.6% and 5.34% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, foreign taxes as a result of a statutory rate difference between Spain and the U.S., and a discrete period recognition of shortfall tax adjustments due to stock-based compensation-related tax costs.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

The Company recognizes deferred tax assets and liabilities to account for future tax benefits or expenses arising from discrepancies between the carrying value of assets for income tax purposes and financial reporting purposes, as well as from operating loss and tax credit carryovers. A valuation allowance is applied to adjust net deferred tax assets to a level that management deems more likely than not to be realized within the foreseeable future. This determination is based on several factors, notably the expected realization of net deferred tax assets for tax purposes. At the start of the year, the Company reduced its deferred tax assets due to the expiration of the 5-year built-in gain recognition period on its net operating losses; consequently, the previously recorded valuation allowance against this deferred tax asset was reversed. As of March 31, 2026, the Company has recorded a $11.8 million valuation allowance against deferred tax assets, primarily attributable to a note impairment.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a significant impact on our provision for income taxes for the three months ended March 31, 2026, and we do not anticipate a significant impact on our effective tax rate for the full year 2026.

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

Since the inception of the Plan, the shareholders have authorized an increase of 20,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of March 31, 2026, there are 5.6 million shares available for grant under the Plan.

Stock Repurchase Plan

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of March 31, 2026 and December 31, 2025, the Board has approved $157.0 million for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of March 31, 2026, $142.0 million has been spent to buy back shares under this program and there is $15.0 million remaining for authorized repurchases under this program.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Equity-Based Compensation - Stock Options

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2025	13,592,636	$9.47	6.92	$16,064,815
Granted	—	—
Exercised	(242,111)	6.79
Expired/Forfeited	(132,809)	10.50
Outstanding as of March 31, 2026	13,217,716	$9.51	6.70	$6,247,519
Exercisable as of March 31, 2026	3,822,844	$6.56	5.21	$6,247,519

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options are exercised, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of Ridgepost and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $2.0 million and $2.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $0.9 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2026 was $20.2 million and is expected to be recognized over a weighted average period of 2.3 years. Any future forfeitures will impact this amount.

For the three months ended March 31, 2026, there were no stock option grants. The weighted average assumptions used in calculating the fair value of stock options granted during the three months ended March 31, 2025 were as follows:

For the three months
ended March 31,
2025
Expected life (in years)	6.75
Expected volatility	37.50%
Risk-free interest rate	4.45%
Expected dividend yield	1.11%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant, and is recognized as expense ratably over the requisite service period

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

of the awards. The stock-based compensation expense for RSAs was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was no associated income tax benefit for the three months ended March 31, 2026 and 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of March 31, 2026 was $0.2 million and is expected to be recognized over a weighted average period of 0.2 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2025	128,603	$9.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2026	128,603	$9.37

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted RSUs to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of the grant, and is recognized as expense ratably over the requisite service period of the awards. Most RSUs vest one year from the grant date or vest 25% on the second, third, fourth, and fifth anniversaries of the grant date excluding certain executive RSUs, the Bonaccord, Additional Bonaccord, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord, Additional Bonaccord, and Executive Market Units, which are discussed in more detail below, was $3.8 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. The total associated income tax benefit was $7.2 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of March 31, 2026 was $26.9 million and is expected to be recognized over a weighted average period of 2.65 years. Any future forfeitures will impact this amount.

At the time of the Bonaccord acquisition, the Company entered into a Notice of Restricted Stock Units with certain employees of Bonaccord for grants of Restricted Stock Units ("Bonaccord Units") to be allocated to employees at a later date for meeting certain performance metrics. On August 16, 2022, allocations were finalized pursuant to which an aggregate value of $17.5 million of units may vest at each future achievement of performance metrics. As of December 31, 2025, certain performance metrics have been met and specific employees have earned and been paid $17.5 million in value, of which $6.6 million was settled in shares and $10.9 million was settled in cash. With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Bonaccord Units") and cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Bonaccord Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and 994,762 Additional Bonaccord Units valued at $11.9 million, which would vest upon meeting certain performance metrics. As of March 31, 2026, an additional 291,424 of the Additional Bonaccord units remain unallocated. On May 12, 2025, the Company evaluated that all the Additional Bonaccord Units are probable to be earned. The Company evaluates when it is probable that the Additional Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. As of March 31, 2026, certain performance metrics have been met and 443,521 Additional Bonaccord Units have vested, of which 260,981 shares were settled for $2.8 million in cash for the three months ended March 31, 2026, and 1,013,598 Additional Bonaccord Units remain unvested and outstanding. An expense of $1.9 million and $0, inclusive of expense for both the Bonaccord Units and Additional Bonaccord Units has been recorded for the three months ended March 31, 2026 and March 31, 2025, respectively on the Consolidated Statements of Operations. The income tax benefit associated with the Bonaccord Units and Additional Bonaccord Units was $2.8 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of March 31, 2026, none of the Executive Market Units have vested. For the three months ended March 31, 2026 and March 31, 2025, respectively, $0.7 million and $0.7 million of stock compensation was recognized on the Consolidated Statements of Operations. There was no associated income tax benefit for the three months ended March 31, 2026 and 2025. The unrecognized expense associated with the Executive Market Units was $4.2 million as of March 31, 2026.

The below table shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The below table excludes Executive Market Units that the market conditions have not been satisfied, and Bonaccord Units and Additional Bonaccord Units that were issued outside of the Plan, that had not vested or that had vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2025	1,425,209	$11.60
Granted	2,829,713	8.55
Vested	(822,764)	12.61
Forfeited	(25,054)	8.54
Outstanding as of March 31, 2026	3,407,104	$8.85

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards or vesting upon the termination of an acquisition holdback period. For the three months ended March 31, 2026 and March 31, 2025, diluted EPS also reflects the potential dilution that could occur assuming that all units in Ridgepost, LLC that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings; therefore, the earnings per share calculation for Class A and Class B shares will always be equivalent.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended March 31,

	2026	2025
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to Ridgepost	$8,491	$4,522
Adjustment for:
Net income attributable to noncontrolling interests in Ridgepost, LLC	463	174
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$8,954	$4,696
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to Ridgepost	109,519	110,907
Weighted shares assumed upon exercise of partnership units	3,917	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	3,503	4,528
Weighted shares assumed upon the termination of an acquisition equity holdback period	364	-
Denominator for earnings per share assuming dilution	117,303	119,352
Earnings per Class A share—basic	$0.08	$0.04
Earnings per Class A share—diluted	$0.08	$0.04
Earnings per Class B share—basic	$0.08	$0.04
Earnings per Class B share—diluted	$0.08	$0.04

The computations of diluted earnings per share on a weighted average basis would exclude 10.9 million and 4.7 million options for the three months ended March 31, 2026 and March 31, 2025, respectively, because the options were anti-dilutive.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three months ended March 31, 2026 and 2025. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three months ended March 31, 2026 and 2025, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three months ended March 31, 2026 and 2025.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. As of March 31, 2026, 78% of the Company's long-lived assets were in the United States and 22% of the Company's long-lived assets were in Spain. As of December 31, 2025, 77% of the Company's long-lived assets were in the United States and 23% of the Company's long-lived assets were in Spain.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Total Revenues	$75,024	$67,667
Less: cash compensation and benefits, net of one-time expenses	(28,255)	(25,633)
Less: stock-based compensation	(8,845)	(6,565)
Less: management profit share(2)	(1,149)	(1,162)
Less: professional fees, net of one-time expenses	(4,271)	(3,450)
Less: general, administrative and other, net of one-time expenses	(6,811)	(5,745)
Less: placement agent expenses	(2,148)	(724)
Less: other segment items (1)	(13,856)	(19,692)
Net income	$9,689	$4,696

(1) Other segment items included in net income include (i) remeasurement of contingent consideration, amortization of intangibles, strategic alliance expense, income tax expense, interest expense, net, as well as other income, and (ii) one-time expenses excluded from the significant segment expenses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Compensation and benefits	$38,486	$37,080
Adjustments:
Stock-based compensation	(8,845)	(6,565)
Management profit share(2)	(1,149)	(1,162)
One-time expenses (1)	(237)	(3,720)
Cash compensation and benefits, net of one-time expenses	$28,255	$25,633

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including signing bonus and severance; and (ii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of bonuses paid to employees directly related to the acquisition of new businesses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Professional fees	$5,822	$6,515
Adjustments:
One-time expenses (1)	(1,551)	(3,065)
Professional fees, net of one-time expenses	$4,271	$3,450

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands except per share amounts)

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including placement/search fees; (ii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory related to the acquisition; (iii) the cost of financing our business; and (iv) one-time advisory services related to technical accounting matters.

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
General, administrative and other	$9,681	$6,825
Adjustments:
Placement agent expenses	(2,148)	(724)
One-time expenses (1)	(722)	(356)
General, administrative and other, net of one-time expenses	$6,811	$5,745

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Note 19. Subsequent Events

On May 5, 2026, the Board of Directors of the Company has declared a quarterly cash dividend of $0.04 per share of Class A and Class B common stock, payable on June 18, 2026, to the holders of record as of the close of business on May 29, 2026.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after March 31, 2026, the Consolidated Balance Sheets date, through the date the consolidated financial statements were issued, and determined there have been no additional events or transactions that would materially impact the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the activities and operations of Ridgepost. As used in this section, “Ridgepost,” the “Company,” “we,” or “our” refer to Ridgepost and only its consolidated subsidiaries. The following information should be read in conjunction with our selected financial and operating data and the accompanying consolidated financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Our historical results discussed below, and the way we evaluate our results, may differ significantly from the descriptions of our business and key metrics used elsewhere in this quarterly report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2025, particularly in "Risk Factors" and the "Forward-Looking Information." Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to fiscal 2026 and 2025 are to our fiscal years ended December 31, 2026 and 2025, respectively.

Business Overview

We are a leading multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across highly attractive asset classes and geographies that generate superior risk-adjusted returns. Our success and growth have been driven by our position in the private markets’ ecosystem, providing investors with specialized private market solutions across a comprehensive set of investment strategies, including primary investment funds, secondary investment funds, direct investment and co-investments, and advisory solutions. As investors entrust us with additional capital, our relationships with our fund managers are strengthened, which drives additional investment opportunities, sources more data, enables portfolio optimization and enhances returns, and in turn attracts new investors.

On February 11, 2026, the Company's name changed to Ridgepost Capital, Inc. The Company's stock symbol also changed to "RPC" on NYSE and NYSE Texas, Inc.

As of March 31, 2026, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 66 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated since inception in 2001, including over 3,800+ investors, 320+ fund managers, 570+ private market funds and 5,400+ portfolio companies. We have 74 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,600 investment firms, 11,800 funds, 52,400 individual transactions, 34,000 private companies and 556,000 financial metrics. As of March 31, 2026, PES has raised a total of $25+ billion in assets under management ("AUM"), of which $18.2 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value (“NAV”) of our clients’ and funds’ underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 19+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated since inception in 2007, including over 2,130+ investors, 120+ fund managers, 130+ direct investments, 470+ private market funds and 16,600+ portfolio companies. We have 25 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of March 31, 2026, VCS has raised a total of $13+ billion AUM, of which $7.8 billion are FPAUM.
•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provide financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 52 investment professionals with an average of 26+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated since inception in 1980, including 540+ investors across 48 active investment vehicles and 1,800+ portfolio companies with $10.5+ billion capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 630 credit opportunities annually. We currently maintain 95+ active sponsor relationships and have 130+ platform investments. Within PCS, the Company makes investments that support historic building preservation, brownfield site remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of March 31, 2026, PCS has raised a total of $7+ billion AUM, of which $5.0 billion are FPAUM. Of the total AUM, impact assets represent $4.9 billion invested in over 1,000 projects and businesses across 40 states, Washington, D.C., and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimated 4,000 GWh of renewable energy from inception to December 31, 2025.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. Ridgepost’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investor’s committed, locked-in capital; capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $16.5 billion of our FPAUM as of March 31, 2026.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. Ridgepost’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $11.2 billion of our FPAUM as of March 31, 2026.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary investment funds comprise approximately $3.3 billion of our FPAUM as of March 31, 2026.

Operating Segments

We operate our business as a single operating segment, which is how our chief operating decision maker evaluates financial performance and makes decisions regarding the allocation of resources.

Trends Affecting Our Business

Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions in the North American and European markets in which we operate, as well as changes in global economic conditions, and regulatory or other governmental policies or actions, which can materially affect the values of the funds our platforms manage, as well as our ability to effectively manage investments and attract capital. Despite higher interest rates and the global economic outlook remaining uncertain, we continue to benefit from institutional investors turning towards alternative investments to achieve asset class diversification, superior investment returns, and participation in access constrained investment opportunities.

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
•
Expanding asset class solutions, broadening geographic reach and growing private markets network effect. Our ability to continue growing is influenced by our scalability and ability to maximize investor relationships. The scope of private markets has expanded significantly over the last decade. As investors increase their allocations to private markets' investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and the ability to deliver multiple asset classes and vehicle solutions, thereby streamlining relationships and pursuing cost efficiency. Our scalable business model is well-positioned to expand and grow our footprint as we broaden our position within the private markets ecosystem. We currently have a leading presence in North America, and, with the acquisition of Qualitas, we now also have a presence in Europe. We believe that expanding our presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe the growing number of private markets' focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi-asset class manager selection.
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

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria. Incentive fees consist of carried interest income from a pre-acquisition legacy managed fund.

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

Operating Expenses

Compensation and benefits are our largest expense and consists of salaries, bonuses, severance, stock-based compensation, earnout and bonus payments related to the acquisition of WTI, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. It allows our investment professionals to receive additional benefit and provides economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors, and investment professionals.

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

Other (Expense)/Income

Interest expense, net, includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income includes any income/(loss) from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, the loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord, remeasurement of the contingent loss related to the Clifford

Guarantee, and accrued expenses related to litigation and regulatory activity as necessary, which would be discussed in Note 14 of our consolidated financial statements.

Income Tax Expense

Income tax expense is comprised of current and deferred tax expense. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The Company expects to fully utilize the net operating losses and become a federal tax payer in 2026

Fee-Paying Assets Under Management, or FPAUM

FPAUM reflects the assets from which we earn management and advisory fees. Our vehicles typically earn management and advisory fees based on committed capital, and in certain cases, net invested capital, depending on the fee terms. Management and advisory fees based on committed or deployed capital are not affected by market appreciation or depreciation.

Results of Operations

For the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
REVENUES	(in thousands)
Management and advisory fees	$73,609	$66,735	$6,874	10%
Other revenue	1,415	932	483	52%
Total revenues	75,024	67,667	7,357	11%
OPERATING EXPENSES
Compensation and benefits	38,486	37,080	1,406	4%
Professional fees	5,822	6,515	(693)	(11)%
General, administrative and other	9,681	6,825	2,856	42%
Remeasurement of contingent consideration	(4,016)	—	(4,016)	N/A
Amortization of intangibles	5,409	5,318	91	2%
Strategic alliance expense	—	703	(703)	(100)%
Total operating expenses	55,382	56,441	(1,059)	(2)%
INCOME FROM OPERATIONS	19,642	11,226	8,416	75%
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,402)	(6,417)	15	(0)%
Other gains	471	152	319	210%
Total other (expense)	(5,931)	(6,265)	334	(5)%
Income before income taxes	13,711	4,961	8,750	176%
Income tax expense	(4,022)	(265)	(3,757)	1,418%
NET INCOME	$9,689	$4,696	$4,993	106%

Revenues

Three Months Ended March 31, 2026 and March 31, 2025

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten to fifteen year lock up agreements, therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended March 31, 2026 and March 31, 2025. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, revenues increased by $7.4 million or 11% due to higher management and advisory fees across the Company.

Management and advisory fees increased by $6.9 million, or 10%, to $73.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to continued fundraising and deployed capital and 18% growth in average FPAUM across the Company as well as the acquisition of Qualitas in the second quarter of 2025. Catch up fees for the three months ended March 31, 2026 were $0.8 million. Catch up fees are associated with the fund closings at RCP, TrueBridge, and Qualitas.

Other revenues, which represent ancillary elements of our business, increased by $0.5 million or 52% to $1.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 driven primarily by an increase of $0.3 million of income associated with one-time ancillary services performed for certain funds in other revenue as well as an increase of $0.1 million of consulting and referral fees.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
OPERATING EXPENSES	(in thousands)
Compensation and benefits	$38,486	$37,080	$1,406	4%
Professional fees	5,822	6,515	(693)	(11)%
General, administrative, and other	9,681	6,825	2,856	42%
Remeasurement of contingent consideration	(4,016)	—	(4,016)	N/A
Amortization of intangibles	5,409	5,318	91	2%
Strategic alliance expense	—	703	(703)	(100)%
Total operating expenses	$55,382	$56,441	$(1,059)	(2)%

Operating Expenses

For the Three Months Ended March 31, 2026 and March 31, 2025

Total operating expenses decreased by $1.1 million, or 2%, to $55.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to a gain associated with the remeasurement of Qualitas' contingent consideration offset largely by increases in general, administrative, and other as well as compensation and benefits.

Compensation and benefits expense was $38.5 million, for the three months ended March 31, 2026, a $1.4 million increase compared to the three months ended March 31, 2025. This included a $1.4 million increase in compensation and benefits related to the Qualitas acquisition paired with a $3.3 million increase related to increases in headcount and associated benefits across the Company, as well as merit-based compensation to retain and motivate talent across the Company. These increases were offset by the $3.5 million decrease associated with the WTI EBITDA bonus and the second hurdle of the WTI earn-out no longer being probable of achievement prior to the three months ended March 31, 2025.

Professional fees decreased by $0.7 million, or 11%, to $5.8 million primarily driven by a decrease in legal services associated with the Qualitas acquisition in 2025.

General, administrative and other increased by $2.9 million, or 42%, to $9.7 million, due primarily to a $2.0 million increase associated with the Qualitas acquisition as well as $0.5 million increase associated with ongoing enhancements to infrastructure, technology, premises, and security across the Company as well as $0.3 million increase in marketing efforts and $0.1 million increase in depreciation expense.

Contingent consideration gain increased by $4.0 million related to the remeasurement of Qualitas' contingent consideration for the three months ended March 31, 2026 due to updated assumptions associated with the fair value of the contingent consideration liability.

Amortization of intangibles increased by $0.1 million, or 2%, to $5.4 million, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This is due to the inclusion of amortizing intangibles related to the Qualitas acquisition in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 and offset by decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndicate contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

Strategic alliance expense decreased by $0.7 million to $0 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decrease was due to the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

For the Three Months Ended March 31, 2026 and March 31, 2025

Other expense decreased by $0.3 million, or 5%, to $5.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was driven by a gain of $0.2 million for the remeasurement of contra-revenue put option related to incremental fees for the Clifford Guarantee in the three months ended March 31, 2026 compared to an expense of $0.2 million for the remeasurement of contra-revenue put option related to incremental fees for the Clifford Guarantee in the three months ended March 31, 2025. This gain was offset slightly by a $0.2 million decrease in income related to interest earned for the management company's cash in money market accounts for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income Tax Expense

For the Three Months Ended March 31, 2026 and March 31, 2025

Income tax expense was $4.0 million for the three months ended March 31, 2026, an increase of $3.7 million from $0.3 million for the three months ended March 31, 2025. This increase was mainly due to higher income and a discrete tax shortfall in the stock-based compensation-related tax costs in the three months ended March 31, 2026.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended March 31,
	2026	2025
	(in millions)	(in millions)
Balance, Beginning of Period	$29,425	$25,677
Add:
Capital raised (1)	1,602	1,185
Capital deployed (2)	386	248
Impact of exchange rate movements	(31)	—
Less:
Scheduled fee base stepdowns	(358)	(375)
Expiration of fee period	(55)	(415)
Balance, End of period	$30,969	$26,320

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, as such increasing FPAUM.

FPAUM as of March 31, 2026

FPAUM increased by $1.5 billion, or 5%, to $31.0 billion for the three months ended March 31, 2026, due primarily to an increase in capital raised and capital deployed from our private equity and venture capital solutions, which was offset by a decline of fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles has been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically lasts 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
Expenses related to one-time technical accounting matters
•
Acquisition-related expenses which reflects the actual costs incurred during the period for the acquisition of new businesses, which primarily consists of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes paid during the three months ended March 31, 2026 and March 31, 2025 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net Income	$9,689	$4,696
Adjustments:
Depreciation & amortization	6,245	5,804
Interest expense, net	6,402	6,417
Income tax expense	4,022	265
Non-recurring expenses	(2,209)	3,460
Non-cash stock-based compensation	6,192	5,855
Non-cash stock-based compensation - acquisitions	2,653	710
Non-fee related income	(102)	—
Fee-Related Earnings	$32,892	$27,207
Less:
Strategic alliance noncontrolling interests expense	(735)	—
Cash interest expense	(6,093)	(6,696)
Cash income taxes, net of taxes related to acquisitions	(659)	(570)
Adjusted Net Income	$25,507	$19,941

Total Revenues	$75,024	$67,667
Adjustments:
Non-Fee Related Revenue	(102)	(39)
Fee-Related Revenue	$74,922	$67,628

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	March 31,	December 31,
	2026	2025	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$29,938	$28,886	$1,052	4%
Goodwill and other intangibles	658,687	666,246	(7,559)	(1)%
Total assets	909,734	928,302	(18,568)	(2)%
Accrued compensation and benefits	9,878	20,470	(10,592)	(52)%
Debt obligations	375,009	373,204	1,805	0%
Equity	403,313	403,459	(146)	(0)%

The change in cash and cash equivalents is discussed below in the "Cash Flows" section. There was a decrease in goodwill and intangible assets of $7.6 million due to amortization of intangibles during the three months ended March 31, 2026. Remaining total assets decreased in the same period by $12.1 million. The decrease is primarily driven by a decrease in prepaid expenses and other assets associated with the purchase of allocable state tax credits of $3.5 million and a decrease of $2.7 million associated with payments received in the first quarter of 2026 for outstanding receivables as of December 31, 2025 paired with a $1.8 million amortization of contingent payments to customers assets and usage of $2.7 million in deferred tax assets, net. Debt obligations increased by $1.8 million which is driven by $5.5 million of net drawn revolver activity for general operations offset by $4.1 million of principal repaid on the term loan.

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

As of March 31, 2026, the Term Loan with a balance of $316.9 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 6.40%. As of March 31, 2026, the New Revolving Facility is split into five tranches. The total principal outstanding is $61.5 million and the weighted average SOFR rate amongst the tranches is 6.27%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 11 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a minimum leverage ratio of less than or equal to 3.50. As of March 31, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. The Company has incurred $6.0 million in interest expense for the three months ended March 31, 2026.

Cash Flows

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table reflects our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,

	2026	2025	$ Change	% Change
	(in thousands)
Net cash provided by (used in) operating activities	$17,082	$(4,729)	$21,811	N/A
Net cash used in investing activities	(452)	(1,268)	816	(64)%
Net cash (used in) provided by financing activities	(15,595)	13,293	(28,888)	N/A
Effect of foreign currency exchange rate changes on cash and cash equivalents	17	—	17	N/A
Net change in cash, cash equivalents and restricted cash	$1,052	$7,296	$(6,244)	(86)%

Operating Activities

Three Months Ended March 31, 2026 and March 31, 2025

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income of unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities increased by $21.8 million to $17.1 million provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, our net cash provided by (used in) operating activities was driven primarily by receipts of management fees and advisory fees, the sale of allocable state tax credits and offset by payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing activities

Three Months Ended March 31, 2026 and March 31, 2025

The cash used in investing activities decreased by $0.8 million, or 64%, to ($0.5) million, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decrease in cash used in investing activities was due to purchases of additional property and equipment in the first quarter of 2025 as compared to the first quarter of 2026.

Financing Activities

Three Months Ended March 31, 2026 and March 31, 2025

Cash used in financing activities for the three months ended March 31, 2026 was $15.6 million, as compared to cash from financing activities of $13.3 million for the three months ended March 31, 2025. The change is driven by fewer borrowings in 2026 as compared to 2025 due to the acquisition of Qualitas in April 2025.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of March 31, 2026, the Board has approved $157.0 million since inception of the program for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2026, $142.0 million has been spent to buy back shares and there was $15.0 million remaining for authorized repurchases under this program.

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

The Company estimates that accounts receivable, due from related parties, and notes receivable are fully collectible based on historical events, current conditions, and reasonable and supportable forecasts. The estimate for the Enhanced PC Advisory Agreements requires more judgment than other receivables due to the size of the outstanding receivable and the Company's reliance on reasonable and supportable forecasts on this particular receivable bucket.

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

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that has not yet been paid. The estimates for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million in cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining

$20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2024, the Company had determined that only the first two of three EBITDA hurdles are probable of being achieved. As of December 31, 2025, the first EBITDA hurdle was achieved and payment was made for the achievement of the first hurdle in the year ended December 31, 2025. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

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

Business Acquisitions

In accordance with ASC 805, Business Combinations ("ASC 805"), the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values using the acquisition method. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain intangible assets and tax assets and liabilities.

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

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets and estimated contingent consideration at the acquisition date as part of purchase price. These non-recurring fair value measurements are based on unobservable (Level 3) inputs.

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

Interest Rate Risk

As of March 31, 2026, we had $316.9 million in outstanding principal in Term Loans under our Term Loan and $61.5 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.60%. In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its outstanding debt facility. The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month USD-SOFR-CME Term rate, with a cap strike rate of 4.25% and a floor strike rate of 2.31%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.7 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of March 31, 2026 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this annual report, and such information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2026	—	$-	-	$21,014,652
February 1 - 28, 2026	701,439	8.55	701,439	$14,993,614
March 1 - 31, 2026	—	$-	-	$14,993,614
Total	701,439	$8.55	701,439
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of March 31, 2026, the Board has approved $157.0 million for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of March 31, 2026, $142.0 million has been spent to buy back shares and there was $15.0 million remaining for authorized repurchases under this program.

Item 5. Other Information

Edwin Poston, a member of our Board of Directors, adopted a new Rule 10b5-1 trading arrangement effective as of March 31, 2026, which replaced a Rule 10b5-1 trading arrangement that expired in accordance with its terms on March 31, 2026. The new Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for (i) the sale from time to time of an aggregate of up to 1,217,217 shares of our Class A common stock and (ii) gifts of up to 912,913 share of our Class A common stock to a donor advised fund, with the actual number of shares sold or donated determined based on a written formula at specified market prices. The new Rule 10b5-1 trading arrangement expires on June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Interest Purchase Agreement, dated February 4, 2026, by and among SCM Holdings GP, LLC, Stellus Capital Management Holdings, L.P., P10 Intermediate Holdings LLC, Robert T. Ladd, Joshua T. Davis, Dean A. D'Angelo and W. Todd Huskinson. (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2026).

3.1*	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment with an effective date of February 11, 2026.

3.2	Second Amended and Restated Bylaws, effective as of February 11, 2026 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on January 12, 2026).

10.1

Separation and Release Agreement, dated March 19, 2026, by and between Ridgepost Capital, LLC and Mark Hood (Incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 23, 2026).

10.2

Consulting Agreement, dated March 19, 2026, by and between Ridgepost Capital, LLC and Mark Hood (Incorporated by Reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 23, 2026).

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

Ridgepost Capital, Inc.

Date: May 8, 2026	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director

Date: May 8, 2026	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)