Form 10-Q
period 2026-06-30
Ridgepost Capital, Inc.
filed 2026-08-07
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 78,989,717 shares of the registrant's Class A common stock and 31,248,723 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ridgepost Capital, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,637	$28,152
Restricted cash	1,139	734
Accounts receivable	32,404	26,955
Notes receivable	6,913	7,205
Due from related parties	104,777	99,989
Investment in unconsolidated subsidiaries	1,426	1,403
Prepaid expenses and other assets	12,962	19,474
Property and equipment, net	10,045	10,170
Right-of-use assets	21,692	23,374
Derivative assets	869	74
Contingent payments to customers	16,019	18,153
Deferred tax assets, net	22,391	26,373
Intangibles, net	273,509	107,268
Goodwill	612,357	558,978
Total assets	$1,153,140	$928,302
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$16,664	$26,235
Accrued compensation and benefits	25,683	20,470
Due to related parties	1,187	3,685
Other liabilities	658	253
Contingent consideration	19,935	15,599
Accrued contingent liabilities	28,455	30,097
Deferred revenues	16,849	17,726
Lease liabilities	28,385	29,681
Deferred tax liabilities, net	7,245	7,893
Debt obligations	490,771	373,204
Total liabilities	635,832	524,843
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 92,386,309 issued and 78,976,720 outstanding as of June 30, 2026, and 90,514,372 issued and 77,806,222 outstanding as of December 31, 2025, respectively	79	78
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 31,374,093 shares issued and 31,250,642 shares outstanding as of June 30, 2026, and 31,920,688 shares issued and 31,797,237 shares outstanding as of December 31, 2025, respectively	31	32
Treasury stock	(130,129)	(124,125)
Additional paid-in-capital	673,571	665,847
Accumulated deficit	(179,030)	(194,811)
Accumulated other comprehensive income	2,937	4,342
Noncontrolling interests	149,849	52,096
Total equity	517,308	403,459
TOTAL LIABILITIES AND EQUITY	$1,153,140	$928,302

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
REVENUES
Management and advisory fees	$79,521	$71,516	$153,130	$138,251
Other revenue	1,393	1,188	2,808	2,120
Total revenues	80,914	72,704	155,938	140,371
OPERATING EXPENSES
Compensation and benefits	38,743	32,145	77,229	69,225
Professional fees	6,078	6,743	11,900	13,258
General, administrative and other	10,331	8,824	20,012	15,649
Remeasurement of contingent consideration	2,223	1,109	(1,793)	1,109
Amortization of intangibles	5,815	6,150	11,224	11,468
Strategic alliance expense	—	—	—	703
Total operating expenses	63,190	54,971	118,572	111,412
INCOME FROM OPERATIONS	17,724	17,733	37,366	28,959
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,569)	(6,799)	(12,971)	(13,216)
Other (losses) gains	(237)	(5,354)	234	(5,202)
Total other (expense)	(6,806)	(12,153)	(12,737)	(18,418)
Income before income taxes	10,918	5,580	24,629	10,541
Income tax expense	(2,433)	(1,380)	(6,455)	(1,645)
NET INCOME	$8,485	$4,200	$18,174	$8,896
Less: net income attributable to noncontrolling interests	(1,195)	(817)	(2,393)	(991)
NET INCOME ATTRIBUTABLE TO RIDGEPOST	$7,290	$3,383	$15,781	$7,905

Earnings per share
Basic earnings per share	$0.07	$0.03	$0.14	$0.07
Diluted earnings per share	$0.06	$0.03	$0.14	$0.07
Weighted average shares outstanding, basic	109,728	110,994	109,624	110,951
Weighted average shares outstanding, diluted	119,515	118,722	118,405	118,935

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
NET INCOME	$8,485	$4,200	$18,174	$8,896
Other comprehensive income, net of tax
Foreign currency translation	(303)	4,180	(2,043)	4,180
Derivative fair value remeasurement, net of tax	430	—	603	—
Total other comprehensive income (loss), net of tax	127	4,180	(1,440)	4,180
COMPREHENSIVE INCOME	$8,612	$8,380	$16,734	$13,076
Less:
Comprehensive income attributable to noncontrolling interests	(1,214)	(144)	(2,358)	(144)
NET COMPREHENSIVE INCOME ATTRIBUTABLE TO RIDGEPOST	$7,398	$8,236	$14,376	$12,932

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

								Accumulated
							Additional	Other		Non-
	Common Stock - Class A		Common Stock - Class B		Treasury stock		Paid-in-	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at December 31, 2025	77,806	$78	31,797	$32	12,832	$(124,125)	$665,847	$4,342	$(194,811)	$52,096	$403,459
Net income	—	—	—	—	—	—	—	—	8,491	1,198	9,689
Other comprehensive income	—	—	—	—	—	—	—	(1,513)	—	(54)	(1,567)
Stock-based compensation	—	—	—	—	—	—	8,806	—	—	—	8,806
Cash settlement for Additional Bonaccord Units	—	—	—	—	—	—	(2,807)	—	—	—	(2,807)
Issuance of restricted stock units	822	1	—	—	—	—	—	—	—	—	1
Exchange of Class B common stock for Class A common stock	534	1	(534)	(1)	—	—	—	—	—	—	—
Exercise of stock options	242	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(490)	(1)	—	—	—	—	(2,957)	—	—	—	(2,958)
Stock repurchase	(701)	(1)	—	—	701	(6,004)	—	—	—	—	(6,005)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	(33)	—	—	—	(33)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(1,167)	(1,167)
Dividends declared	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Balance at March 31, 2026	78,213	$78	31,263	$31	13,533	$(130,129)	$664,751	$2,829	$(186,320)	$52,073	$403,313
Net income	—	—	—	—	—	—	—	—	7,290	1,195	8,485
Other comprehensive income	—	—	—	—	—	—	—	108	—	19	127
Stock-based compensation	—	—	—	—	—	—	8,498	—	—	—	8,498
Issuance of restricted stock awards	148	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	22	—	—	—	—	—	—	—	—	—	—
Issuance of equity consideration related to acquisition	579	1	—	—	—	—	4,649	—	—	—	4,650
Exchange of Class B common stock for Class A common stock	12	—	(12)	—	—	—	—	—	—	—	—
Exercise of stock options	33	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(30)	—	—	—	—	—	(42)	—	—	—	(42)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	32	—	—	—	32
Capital Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	97,583	97,583
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,021)	(1,021)
Dividends declared	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends paid per share $0.04	—	—	—	—	—	—	(4,313)	—	—	—	(4,313)
Balance at June 30, 2026	78,977	$79	31,251	$31	13,533	$(130,129)	$673,571	$2,937	$(179,030)	$149,849	$517,308

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

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,174	$8,896
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,012	17,621
Depreciation expense	992	781
Amortization of intangibles	11,224	11,468
Amortization of debt issuance costs and debt discount	736	738
Income from unconsolidated subsidiaries	(33)	(853)
Deferred tax expense	3,655	670
Loss on issuance of noncontrolling interests	—	6,524
Remeasurement of contra-revenue put option	—	240
Amortization of contingent payment to customers	492	306
Remeasurement of contingent consideration	(1,793)	1,109
Change in operating assets and liabilities:
Accounts receivable	1,012	11,849
Due from related parties	(4,579)	(12,435)
Prepaid expenses and other assets	7,051	(10,849)
Right-of-use assets	1,968	2,183
Accounts payable and accrued expenses	(11,628)	(6,666)
Accrued compensation and benefits	1,663	(18,500)
Due to related parties	(2,498)	(2,200)
Other liabilities	405	110
Derivative assets	(795)	—
Contingent consideration	—	(2,214)
Deferred revenues	(1,036)	98
Lease liabilities	(1,582)	(219)
Net cash provided by operating activities	41,440	8,657

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(127,175)	(40,237)
Funding of notes receivable	(394)	(58)
Proceeds from notes receivable	686	358
Investments in unconsolidated subsidiaries	(3)	(636)
Distributions from investments in unconsolidated subsidiaries	13	895
Software capitalization	(227)	(164)
Purchases of property and equipment	(558)	(3,093)
Net cash used in investing activities	(127,658)	(42,935)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	161,000	59,500
Repayments on debt obligations	(44,125)	(7,000)
Cash settlement for Additional Bonaccord Units	(2,807)	—
Repurchase of Class A common stock	(6,005)	(41,231)
Repurchase of Class A common stock for employee tax withholding	(3,000)	(5,559)
Dividends paid	(8,414)	(8,094)
Issuance of noncontrolling interests	—	3,001
Distributions to noncontrolling interests	(2,080)	(311)
Debt issuance costs	(44)	—
Net cash provided by financing activities	94,525	306
Effect of foreign currency exchange rate changes on cash and cash equivalents	583	71
Net change in cash, cash equivalents and restricted cash	8,890	(33,901)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28,886	68,115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$37,776	$34,214

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,

	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,158	$12,937
Net cash paid for income taxes	$4,155	$2,314

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$11	$10,019
Additions to lease liabilities	11	10,019
Loss on issuance of noncontrolling interests	—	6,524

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$36,637	$33,440
Restricted cash	1,139	774
Total cash, cash equivalents and restricted cash	$37,776	$34,214

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

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 1. Description of Business

Description of Business

On February 11, 2026, the Company's name changed to Ridgepost Capital, Inc. ("Ridgepost, Inc."). The Company's stock symbol also changed to NYSE: RPC. Simultaneously, the following subsidiaries changed their names to be aligned with the parent company's name change:

•
P10 Holdings, Inc. ("P10 Holdings") to Ridgepost Capital Holdings, Inc. ("Ridgepost Holdings");
•
P10 Intermediate Holdings, LLC ("P10 Intermediate") to Ridgepost Capital, LLC ("Ridgepost, LLC");
•
P10 Advisors, LLC to Ridgepost Capital Advisors, LLC ("Ridgepost Advisors"); and
•
P10 RCP Holdco LLC to Ridgepost Capital RCP Holdco LLC ("Holdco").

On October 20, 2021, Ridgepost Holdings, formerly P10 Holdings, in connection with its Initial Public Offering ("IPO"), completed a reorganization and restructuring. In connection with the reorganization, Ridgepost, Inc., became the parent company of all of the existing equity of Ridgepost Holdings and its consolidated subsidiaries. The offering and reorganization included a reverse stock split of Ridgepost Holdings common stock on a 0.7-for-1 basis pursuant to which every outstanding share of common stock decreased to 0.7 shares.

Following the reorganization and IPO, Ridgepost, Inc. has two classes of common stock, Class A common stock and Class B common stock. Each share of Class B common stock is entitled to ten votes while each share of Class A common stock is entitled to one vote.

Ridgepost, Inc. and its consolidated subsidiaries (the "Company" or "Ridgepost") operate as a multi-asset class private market solutions provider in the alternative asset management industry. Our mission is to provide our investors differentiated access to a broad set of solutions and investment vehicles across a multitude of asset classes and geographies. Our existing portfolio of solutions across private equity, venture capital, private credit and impact investing supports our mission by offering a comprehensive set of investment vehicles to our investors, including primary fund of funds, secondary investments, direct investments and co-investments, alongside separate accounts (collectively the "Funds").

The direct and indirect subsidiaries of the Company include Ridgepost Holdings, Ridgepost, LLC, which owns the subsidiaries Holdco, Five Points Capital, Inc. ("Five Points"), TrueBridge Capital Partners, LLC ("TrueBridge"), Enhanced Capital Group, LLC ("ECG"), Bonaccord Capital Advisors, LLC ("Bonaccord"), Hark Capital Advisors, LLC ("Hark"), Ridgepost Advisors, Western Technology Investment Advisors LLC ("WTI"), Qualitas Equity Funds SGEIC, S.A. ("Qualitas"), and Stellus Capital Management, LLC ("Stellus").

Prior to November 19, 2016, Ridgepost, formerly Active Power, Inc., designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply products and serviced modular infrastructure solutions. On November 19, 2016, we completed the sale of substantially all our assets and liabilities and operations to Langley Holdings plc, a United Kingdom public limited company. Following the sale, we changed our name from Active Power, Inc. to P10 Industries, Inc. and became a non-operating company focused on monetizing our retained intellectual property and acquiring profitable businesses. For the period from December 2016 through September 2017, our business primarily consisted of cash, certain retained intellectual property assets and our net operating losses ("NOLs") and other tax benefits. On March 22, 2017, we filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, using a prepackaged plan of reorganization. The Company emerged from bankruptcy on May 3, 2017.

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

In June 2022, the Company formed Ridgepost Advisors, a wholly owned consolidated subsidiary, to manage investment opportunities that are sourced across the Ridgepost platform but do not fit within an existing investment mandate.

On October 13, 2022, the Company completed the acquisition of all of the issued and outstanding membership interests of WTI. WTI provides senior secured financing to early-stage and emerging stage life sciences and technology companies. WTI is a registered investment advisor with the United States Securities and Exchange Commission.

Simultaneously with the acquisition of WTI, the Company completed a restructuring of Ridgepost, LLC, formerly P10 Intermediate, and its subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in Ridgepost, LLC and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 partnership units of Ridgepost, LLC, which can be exchanged for 3,916,666 shares of Ridgepost Class A common stock. As of June 30, 2026, no units have been exchanged into shares of Ridgepost Class A common stock.

On April 4, 2025, the Company completed the acquisition of Qualitas. Qualitas is a Madrid-based private equity investing platform that provides fund-of-funds, direct co-investing and net asset value ("NAV") financing opportunities in the European lower-middle market to limited partners across the ultra-high-net-worth, family office, and institutional channels.

On June 22, 2026, the Company completed the acquisition of Stellus, an established direct lender based in the U.S. providing senior-secured loans to sponsor-backed, lower-middle market companies in the U.S. The consideration paid at the closing of the transaction included 11,191,149 partnership units representing limited liability company interests of Ridgepost, LLC and 579,096 shares of the Company’s Class A Common Stock. Subject to certain conditions, the partnership units are exchangeable into shares of Class A Common Stock on a one-for-one basis.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Management believes it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

balances have been eliminated upon consolidation. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

Principles of Consolidation

The Company performs the variable interest analysis for all entities in which it has a potential variable interest. If the Company has a variable interest in the entity and the entity is a variable interest entity ("VIE"), the Company will also analyze whether the Company is the primary beneficiary of this entity and if consolidation is required.

Generally, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties, or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. A VIE must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, $0 and $1.3 million, respectively, of cash and cash equivalents held at consolidated funds, which represent cash that although not legally restricted, is not available to support the general liquidity needs of the Company, as the use of such amounts is generally limited to the activities of the consolidated funds until the consolidated funds' first closing, are included within cash and cash equivalents. As of June 30, 2026, and December 31, 2025, cash equivalents include money market funds of $23.3 million and $16.1 million, respectively, which approximate fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Restricted Cash

Restricted cash as of June 30, 2026 and December 31, 2025 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisition of ECG and any supplemental agreements entered into after acquisition ("Advisory Agreements"), where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC"), are reflected in due from related parties on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of June 30, 2026 and December 31, 2025. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of June 30, 2026 and December 31, 2025, respectively, there is $6.6 million and $12.8 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credit purchases.

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

Long-lived Assets

Long-lived assets including property and equipment, lease right-of-use assets, and definite-lived intangibles are evaluated for impairment under FASB ASC 360, Property, Plant, and Equipment. Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying values of long-lived assets are determined to not be recoverable if the undiscounted estimated future net operating cash flows directly related to the asset or asset group, including any disposal value, is less than the carrying amount of the asset. If the carrying value of an asset is determined to not be recoverable, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its fair value on the measurement date. Fair value is based on the best information available, including prices for similar assets and estimated discounted cash flows.

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

Revenue Share and Repurchase Arrangement

The Company recognizes contingent payments to customers as assets and accrued contingent liabilities in our Consolidated Balance Sheets for agreements between ECG and various third parties. The agreements require ECG to share in certain revenues earned with the third parties and also include an option for the third parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The Company recognizes liabilities and assets associated with these agreements when it is probable that the option will be exercised. The Company amortizes the contingent payments to customers assets against revenue over the contractual term of the management contract, which is included within management and advisory fees on the Consolidated Statements of Operations. On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third-party customers and terms. The Company would be required to settle either the put or call options if either is exercised and the related party does not have the means to settle themselves. The Company's accrued contingent liabilities are recognized once it is determined that it is probable the Company would need to settle as guarantor and the amount is estimable and the Company would record a loss at the same time. The Company will reassess at each reporting period. Refer to Note 14 for further information.

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of June 30, 2026, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of June 30, 2026, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived technology is amortized using the straight-line method over its estimated useful life of 4 years. Finite-lived management and advisory contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized in line with contractual revenue to be received, which range between 7 and 23 years. Certain of our trade names are considered to have finite-lives. Finite-lived trade names are generally amortized over 10 years, and for certain assets over 20 years when the trade name is expected to introduce new investor bases or broader access to a geographic region. This is in line with the pattern in which the economic benefits are expected to occur.

Goodwill and indefinite-lived intangibles are reviewed for impairment at least annually as of September 30 utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill and indefinite-lived intangibles under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit or asset is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill and indefinite-lived intangibles. If it is determined that it is more likely than not that an asset's or reporting unit’s fair value is less than its carrying value, then the Company will determine the fair value of the reporting unit or asset and record an impairment charge for the difference between fair value and carrying value (not to exceed the carrying amount of goodwill or indefinite-lived intangible).

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the contingent consideration on the Consolidated Balance Sheets is related to both the acquisitions of Qualitas and Stellus and the acquisition of Qualitas, respectively.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Accrued Compensation and Benefits

Accrued compensation and benefits consist of employee salaries, bonuses, management profit shares, benefits, severance, and acquisition-related earnouts, which are classified as compensation and benefits due to the earnouts being contingent on employment that have not yet been paid. Refer to Note 14 for further information.

Certain subsidiaries of the Company maintain a deferred compensation plan for certain employees and executives designed to promote employee retention and align compensation with the Company's long-term objectives. Under the plan, eligible participants may receive a portion of their annual incentive compensation in the form of deferred cash awards.

Deferred awards are generally payable in installments over a specified service period, typically three years from the date of award. Participants must remain employed by the Company through the applicable vesting and payment dates to receive the deferred compensation. Unvested amounts are generally forfeited upon termination of employment as defined in the plan documents.

The Company accounts for deferred compensation awards as service-based compensation arrangements. Compensation expense is recognized over the requisite service period during which employees are required to provide service in exchange for the awards. A corresponding liability is recorded for the portion of the awards earned as of each reporting date. Compensation expense is adjusted for actual forfeitures.

Future payments under the deferred compensation plan are contingent upon participants satisfying the applicable service requirements and, therefore, do not represent fixed contractual obligations until vested.

Debt Issuance Costs

Costs incurred which are directly related to the issuance of debt are deferred and amortized using the effective interest method and are presented as a reduction to the carrying value of the associated debt on our Consolidated Balance Sheets. As these costs are amortized, they are included in interest expense, net within our Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests ("NCI") reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders that are not 100% owned by the Company. Noncontrolling interests are presented as a separate component in our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties in those entities. Net income attributable to Ridgepost, as reported in the Consolidated Statements of Operations, is presented net of the portion of net income attributable to holders of noncontrolling interests. NCI is allocated a share of income or loss in the respective consolidated subsidiaries in proportion to their relative ownership interest.

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

As of June 30, 2026 and December 31, 2025, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

The Company estimates the fair value of the credit facility using Level 2 inputs. The Company discounts the future cash flows using current interest rates which the Company could obtain for similar borrowings.

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

As of June 30, 2026 and December 31, 2025, the Company has a contingent consideration liability related to the acquisition of Qualitas that was measured at fair value using Level 3 inputs and a Monte Carlo simulation. As of June 30, 2026, the Company has a contingent consideration liability related to the acquisition of Stellus that is measured at fair value using Level 3 inputs and a Black-Scholes-Merton model. See Note 11 for additional information.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Revenue Recognition

Revenue is recognized when, or as, the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. While the determination of who the customer is in a contractual arrangement will be made on a contract-by-contract basis, the customer will generally be the Funds or their limited partners for the Company’s significant management and advisory contracts.

Management and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflect the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenues on the Consolidated Balance Sheets due to the performance obligation not being satisfied at the time of collection.

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees and advisory services fees are based on the contractual terms of each contract which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, fees based on a percentage of gross assets, or fees based on assets under management. At contract inception, no revenue is estimated as the fees are variable amounts that are susceptible to factors outside our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice. When determining the transaction price, variable consideration may be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Management fees also include incentive fees based on net investment income, which are subject to performance hurdles. Such incentive fees are classified as management and advisory fees in the Consolidated Statements of Operations as the fees are consideration for the management service performance obligation, not subject to repayment, and cash-settled each quarter.

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

The Company is applying the optional disclosure exemption for variable consideration for unsatisfied performance obligations, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 - 10 years as services are provided to the customer.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Other Revenue

Other revenue on our Consolidated Statements of Operations primarily consists of subscriptions, consulting agreements, interest income, and referral fees. Interest income is from interest-bearing fund bank accounts managed by the Company and is consideration per the Limited Partner Agreements. Interest income is recognized as it is earned. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenues on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of certain opportunities, which is when the performance obligation has been satisfied. The acquisition of Stellus added arrangement fees. Arrangement fees are transaction-based fees earned in connection with financing activities undertaken by investment funds and portfolio companies managed or advised by the Company. Such fees may arise from debt origination and placement activities, refinancing transactions, amendments and restructurings of existing financing arrangements, incremental debt raises, lender participation structures, and other financing execution services.

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

When the Company is in a net income position, the denominator in the computation of diluted EPS is impacted by additional common shares that would have been outstanding if dilutive potential shares of common stock had been issued. Potential shares of common stock that may be issued by the Company include shares of common stock that may be issued upon exercise of outstanding stock options as well as the vesting of restricted stock units or vesting upon the termination of an acquisition holdback period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase shares of common stock at the average market price during the period. Also included in the diluted EPS denominator are the units of Ridgepost, LLC owned by the sellers of WTI and Stellus, assuming the option to exchange the units for shares of Class A common stock of the Company is exercised in full.

Stock-Based Compensation Expense

Stock-based compensation relates to grants of shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that are likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and that require only a service condition, the Company elected, in accordance

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting and that require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as equity, in accordance with GAAP, on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 16 for further discussion.

Segment Reporting

According to ASC 280, Segment Reporting, operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company operates its business as a single operating segment, which is how our CODM evaluates financial performance and makes decisions regarding the allocation of resources.

The CODM, who is responsible for allocating resources and assessing performance of the reportable segment, has been identified as the Chief Executive Officer. The CODM assesses performance for the single segment and decides how to allocate resources based on consolidated net income that also is reported on the Consolidated Statements of Operations as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses these metrics for purposes of making operating decisions and assessing financial performance. The CODM considers forecast to actual variances when making decisions about allocating capital and personnel.

Business Acquisitions

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company identifies a business to have three key elements: inputs, processes, and outputs. While an integrated set of assets and activities that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set of assets and activities are not required if market participants can acquire the set of assets and activities and continue to produce outputs. In addition, the Company also performs a screen test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the set of assets and activities is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. For business combinations that are effected primarily by exchanging equity interests in which VIEs are acquired, the Company determines the acquirer in the transaction through considering the following factors: the acquirer is usually (i) the entity that issued equity interests, (ii) the entity that is relatively larger, and (iii) if the combination involves more than two entities, then the entity initiating the combination.

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

The consideration for certain of our acquisitions may include liability-classified contingent consideration, which is determined based on formulas stated in the applicable purchase agreements. The amount to be paid under these arrangements is based on certain financial performance measures subsequent to the acquisitions. The contingent consideration included in the purchase price is measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of the purchase price. These non-recurring fair value measurements are based on unobservable (Level 3) inputs.

Dividends

Dividends are reflected in the consolidated financial statements when declared.

Recent Accounting Pronouncements

Pronouncements Recently Adopted

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company includes the additional required disclosures in the consolidated financial statements. Refer to Note 15 in our annual report on Form 10-K for the year ended December 31, 2025.

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

The fair value of the contingent consideration was calculated using a Monte Carlo simulation based on future net revenue projections of Qualitas, acquisition-specific terms and conditions, and a risk-adjusted discount rate. The determined risk-adjusted discount rate for the contingent consideration of 12.8% is a significant unobservable input.

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

The fair value of the identifiable intangible assets was calculated using a discounted cash flow model based on risk-adjusted discount rates, and projections of future fund revenues. The determined risk-adjusted discount rates for the identifiable intangible assets ranged from 15.5% to 17.0%. The determined risk-adjusted discount rates were a significant unobservable input. The following table presents the fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$20,102	10
Value of direct investors and intermediary relationships	9,776	13
Value of trade name	879	20
Value of technology	549	4
Total identifiable intangible assets	$31,306

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company's build-out of its investment product offering.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Stellus Acquisition

On June 22, 2026, the Company completed the Stellus purchase for total consideration of $230.9 million. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Stellus is a Houston, Texas-based private credit investment firm focused on providing first-lien, senior secured loans to lower middle-market, private equity-sponsored companies across the U.S. The provisional fair value consisted of $183.6 million in net assets and $55.1 million in goodwill.

The following is a summary of consideration paid:

Fair Value
Cash	$129,809
Fair value of equity consideration	94,515
Fair value of contingent consideration	6,600
Total purchase consideration	$230,924

The provisional fair value of the contingent consideration was calculated using a Black-Scholes-Merton model based on future revenue projections of Stellus, acquisition-specific terms and conditions, and a risk-adjusted discount rate. The determined risk-adjusted discount rates for the 2027 and 2029 contingent considerations of 11.8% to 12.0%, respectively, are significant unobservable inputs.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected lives are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair value are pending finalization, which may result in adjustments to goodwill.

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,634
Accounts receivable	6,340
Due from related parties	208
Prepaid expenses and other assets	529
Property and equipment, net	73
Right-of-use assets	259
Intangible assets, net	178,400
Total assets acquired	$188,443
LIABILITIES
Accounts payable and accrued expenses	$1,611
Accrued compensation and benefits	2,841
Deferred revenues	159
Lease liabilities	259
Total liabilities assumed	4,870

Net identifiable assets acquired	$183,573
Goodwill	55,070
Less: fair value of noncontrolling interests	(7,719)
Net assets acquired	$230,924

The provisional fair value of the identifiable intangible assets was calculated using a discounted cash flow model based on risk-adjusted discount rates. The determined risk-adjusted discount rates for the identifiable intangible assets ranged from

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

15.5% to 17.0%. The determined risk-adjusted discount rates are significant unobservable inputs. The following table presents the provisional fair value of the identifiable intangible assets acquired:

		Weighted-
		Average
		Amortization
	Fair Value	Period
Value of management and advisory contracts	$172,800	23
Value of direct investors and intermediary relationships	4,000	8
Value of trade name	1,600	10
Total identifiable intangible assets	$178,400

Goodwill

The goodwill recorded as part of the acquisition includes the expected benefits that management believes will result from the acquisition, including the Company's build-out of its investment product offering.

Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations of the Company assumes the acquisition of Stellus was completed on January 1, 2025, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets and interest expense based on debt issued). Additionally, this does not reflect any pro forma adjustments related to the acquisition which occurred in 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025

Revenue	$89,115	$81,714	$172,706	$158,261
Net income attributable to Ridgepost Capital	7,439	4,437	14,774	9,416

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Management fees	$77,813	$69,830	$149,778	$135,067
Advisory fees	1,708	1,686	3,352	3,184
Subscriptions	337	227	505	386
Other revenue	1,056	961	2,303	1,734
Total revenues	$80,914	$72,704	$155,938	$140,371

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $0.4 million and $16.7 million of revenue for the three and six months ended June 30, 2026, respectively, that was included in the contract liabilities balance as of December 31, 2025.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. The amount of net management fee earnings the

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

third party has the right to receive is based on their total capital committed. For the three and six months ended June 30, 2026, the strategic alliance expense reported was $0. For the three and six months ended June 30, 2025, the strategic alliance expense reported was $0 and $0.7 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

After the final closing of Bonaccord Fund II ("Fund II"), the third party had the opportunity to acquire, at the price at the time of the original acquisition, equity interests in Bonaccord based on the amount of commitment made. For each $5.0 million, up to a maximum of $250.0 million in irrevocable capital commitments to Fund II, the third party could acquire 10 basis points up to a maximum of 5% equity in Bonaccord. The third party would be entitled to receive distributions of net management fee earnings by the percentage acquired, retroactive to the date of the first close in Fund II. The maximum commitment requirement has been met and Fund II reached the final close on December 24, 2024. Effective April 1, 2025, the third party exercised their option to acquire equity in Bonaccord which entitled them to receive the distributions of net management fee earnings by the maximum 5% acquired.

Simultaneously with the third party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% of net management fee earnings, with all other distributions being provided to the Company. For the three and six months ended June 30, 2026, the portion of income or loss to the third-party equity holder was $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2025, the portion of income or loss to the third-party equity holder was $0.7 million. The portion of income or loss and the corresponding equity attributable to third-party equity holder is recognized in non-controlling interest on the consolidated financial statements. For the six months ended June 30, 2026 and 2025, the distributions to the third party were $1.7 million and $0, respectively. The Company recognized a $6.5 million loss on the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord for the three and six months ended June 30, 2025, which is included in other income/(loss) on the Consolidated Statements of Operations.

The same third party also has the option to purchase equity in Bonaccord under similar terms for Bonaccord Fund III ("Fund III"), except for every $5 million committed, up to a maximum of $250.0 million in irrevocable capital commitments to Fund III, the third party can purchase 9.8 basis points, up to a maximum of 4.9%. This maximum commitment has been met as of December 31, 2025. Fund III has not yet reached the final close, but the Company believes it is probable that the third party will exercise the option to acquire equity in Bonaccord. If exercised, the purchase price shall be reduced by the amount of management fee distributions, which the third party would have been paid as of the initial closing of Fund III. For funds subsequent to Fund III, the third party has continual commitment conditions. If these commitment conditions are not satisfied, then within 60 days of the final closing of such subsequent fund, the Company may elect to repurchase the equity granted to the third party from exercising their options related to Fund II and Fund III. The repurchase shall be at the fair market value of such equity at that point in time.

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of June 30, 2026, the balance outstanding is $5.1 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at Secured Overnight Financing Rate ("SOFR") plus 2.10%

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

and are payable annually on October 13 in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of June 30, 2026, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners' commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of June 30, 2026, the balance outstanding is $0.6 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of June 30, 2026 and December 31, 2025, the total notes receivable balance associated with these notes was $6.9 million and $7.2 million, respectively. The Company recognized interest income of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Ridgepost, LLC, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, Qualitas, and Stellus Private BDC Advisor, LLC. The assets of the consolidated VIEs totaled $665.3 million and $644.3 million as of June 30, 2026 and December 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $617.9 million and $511.5 million as of June 30, 2026 and December 31, 2025, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy Ridgepost’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of Ridgepost.

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

Note 8. Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries consists of unconsolidated equity method investments primarily related to ECG’s tax credit finance and asset management activities. Additionally, the investments in Enhanced Capital Partners and Enhanced PC are recorded at zero. The Company, therefore, suspended the use of the equity method of accounting because the Company has no guaranteed obligations or commitments to provide financial support to the investee.

As of June 30, 2026 and December 31, 2025, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

Note 9. Property and Equipment

Property and equipment consist of the following:

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

	As of June 30,	As of December 31,
	2026	2025
Computers and purchased software	$2,692	$2,197
Capitalized software	976	750
Furniture and fixtures	3,567	3,372
Leasehold improvements	9,514	9,124
	16,749	15,443
Less: accumulated depreciation	(6,704)	(5,273)
Total property and equipment, net	$10,045	$10,170

Note 10. Goodwill and Intangibles

Changes in goodwill for the six months ended June 30, 2026 are as follows:

Balance at December 31, 2025	$558,978
Increase from acquisitions	55,070
Change related to foreign currency translations	(1,691)
Balance at June 30, 2026	$612,357

Intangibles consist of the following as of June 30, 2026:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2025	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of June 30, 2026	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2025	$10,478	$216,211	$793	$29,181	$256,663
Additions	4,000	172,800	—	1,600	178,400
Impact of exchange rate movements	(335)	(688)	(19)	(30)	(1,072)
Balance as of June 30, 2026	$14,143	$388,323	$774	$30,751	$433,991

Accumulated Amortization
Balance as of December 31, 2025	$(204)	$(155,462)	$(252)	$(10,882)	$(166,800)
Amortization expense	(427)	(9,299)	(95)	(1,403)	(11,224)
Impact of exchange rate movements	15	115	7	—	137
Balance as of June 30, 2026	$(616)	$(164,646)	$(340)	$(12,285)	$(177,887)

Total intangible assets, net balance as of June 30, 2026	$13,527	$223,677	$464	$35,841	$273,509

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Intangibles consist of the following as of June 30, 2025:

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

Management and advisory contracts and finite-lived trade names are amortized over 7 - 23 years and are being amortized in line with the economic benefits that are expected to occur. Technology is generally amortized on a straight-line basis or in line with the economic benefits that are expected to occur over 4 years. Direct investors and intermediary relationships are being amortized in line with the economic benefits that are expected to occur over 7- 13 years. The amortization expense for each of the next five years and thereafter is as follows:

2026	$13,254
2027	25,150
2028	21,993
2029	19,733
2030	16,146
Thereafter	159,828
Total amortization	$256,104

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$89,897	$63,273	$83,900	$55,455	3	Note 13
Liabilities
Debt Obligations	$490,771	$490,771	$373,204	$373,204	2	Note 12

Earnouts associated with the acquisitions of Qualitas and Stellus

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post acquisition. Any earnout payment will be paid no later than December 31, 2028 in a mix of cash and Class A common stock at the sellers' election, with no more than 65% payable in cash. As of June 30, 2026, no earnout payment has been earned or paid. The determined risk-adjusted discount rates for the contingent consideration of 8.8% and 13.5% were the significant unobservable inputs as of June 30, 2026 and December 31, 2025. Remeasurement of the contingent consideration resulted in $2.2 million of expense and $1.8 million of a gain recognized for the three and six months ended June 30, 2026, respectively. Total remeasurement expense recognized for the three and six months ended June 30, 2025 was $1.1 million. This is included in contingent consideration expense on the Consolidated Statements of Operations.

On June 22, 2026, included in total consideration of the Stellus acquisition was an earnout payment not to exceed $60.0 million. The amount ultimately owed to the sellers is based on the fee-related revenue of Stellus for the years ending December 31, 2027, and December 31, 2029. Any earnout payment will be paid in a mix of cash and partnership units in Ridgepost Capital, LLC at the seller's election, with no more than 50% payable in cash. As of June 30, 2026, no earnout payment has been earned or paid. Total remeasurement expense recognized for both the three and six months ended June 30, 2026, was $0. Any remeasurement expense will be included in contingent consideration expense on the Consolidated Statements of Operations.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair value of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. For the three and six months ended June 30, 2026, the Company recorded an unrealized gain on interest rate derivatives, net of tax of $0.7 million and $0.9 million, respectively, which is included in other comprehensive income. For the three and six months ended June 30, 2025, the Company recorded an unrealized gain on interest rate derivatives, net of tax for $0, which is included in other comprehensive income. The Company estimates that an insignificant amount currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and six months ended June 30, 2026 and 2025.The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

The following table presents all recurring items measured at fair value as of June 30, 2026.

	As of June 30, 2026
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$869	$-	$869
Total assets	$-	$869	$-	$869
Liabilities
Contingent consideration obligation	$-	$-	$19,935	$19,935
Total liabilities	$-	$-	$19,935	$19,935

For the liabilities and assets presented in the tables above, there were no changes in fair value hierarchy levels during the six months ended June 30, 2026.

The following table presents all recurring items measured at fair value as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$74	$-	$74
Total assets	$-	$74	$-	$74
Liabilities
Contingent consideration obligation	$-	$-	$15,599	$15,599
Total liabilities	$-	$-	$15,599	$15,599

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Six Months Ended June 30,
	2026	2025
Balance, beginning of year:	$15,599	$-
Additions	6,600	11,259
Change in fair value	(1,793)	1,109
Impact of exchange rate movements	(471)	758
Settlements	-	-
Balance, end of period:	$19,935	$13,126

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 12. Debt Obligations

Debt obligations consist of the following:

	As of	As of
	June 30,	December 31,
	2026	2025

Revolver facility	$181,000	$56,000
Debt issuance costs	(1,970)	(2,386)
Revolver facility, net	$179,030	$53,614

Term loan	$312,813	$320,938
Debt issuance costs	(1,072)	(1,348)
Term loan, net	$311,741	$319,590
Total debt obligations, net	$490,771	$373,204

The principal balance consists of the following tranches as of June 30, 2026:

	As of June 30, 2026
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date
Term Loan	$312,813	2.60%	3.67%	11/5/2026
Revolver - Tranche 1	12,500	2.60%	3.66%	8/27/2026
Revolver - Tranche 2	15,000	2.60%	3.67%	7/23/2026
Revolver - Tranche 3	7,500	2.60%	3.64%	8/19/2026
Revolver - Tranche 4	7,000	2.60%	3.63%	7/15/2026
Revolver - Tranche 5	139,000	2.60%	3.67%	9/18/2026
Total	$493,813

Revolving Credit Facility and Term Loan

On December 22, 2021, the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent (the "Agent"), and Texas Capital Bank, as joint lead arrangers and joint bookrunners, and the other loan parties party thereto. The Credit Agreement consisted of two facilities: a revolving credit facility with an available balance of $125 million (the "Revolver Facility") and a term loan for $125 million (the "Term Loan"). In addition to the Term Loan and Revolver Facility, the Credit Agreement also includes a $125 million accordion feature, which was exercised in October 2022. On August 1, 2024, the Company entered into a restatement agreement, which amended and restated the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a new senior secured revolving credit facility in the amount of $175 million, with a $10 million sublimit for the issuance of letters of credit (the "New Revolving Facility"), and a new senior term loan facility in the amount of $325 million (the "New Term Loan" and, together with the New Revolving Facility, the "Amended and Restated Credit Facilities"). The Amended and Restated Credit Facilities were used to refinance and replace the credit facilities under the Credit Agreement and for general corporate purposes, including acquisitions. On June 11, 2026, the Company, the Agent, and JPMorgan Chase Bank, N.A., as additional lender (the “Additional Lender”), entered into an Increase Agreement (the “Increase Agreement”), pursuant to which the Additional Lender increased the aggregate revolving commitments by $20 million from $175 million to $195 million under the Amended and Restated Credit Agreement. All other material terms of the Amended and Restated Credit Agreement remain unmodified and in full force and effect.

The Amended and Restated Credit Facilities are "Term SOFR Loans" meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the New Revolving Facility and one, three, or six months for the New Term Loan. Principal for the New Term Loan is contractually repaid at a rate of 1.25% on the term loan, quarterly, effective December 31, 2025. The New Revolving Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities. The Amended and Restated Credit Facilities are guaranteed by the Company's subsidiaries, subject to customary exceptions, and are secured by liens on substantially all assets of the Company, Ridgepost, LLC and the Company's guarantor subsidiaries, subject to customary exceptions.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a maximum leverage ratio. As of June 30, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. For both the three and six months ended June 30, 2026, $6.2 million and $12.2 million of interest expense was incurred, respectively. For the three and six months ended June 30, 2025, $6.5 million and $12.5 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of June 30, 2026 are as follows:

2026	$8,125
2027	16,250
2028	469,438
493,813

Note 13. Related Party Transactions

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of June 30, 2026, the total accounts receivable from the Funds totaled $44.4 million, of which $31.1 million related to fees earned but not yet received and $13.3 million related to reimbursable expenses. As of December 31, 2025, the total accounts receivable from the Funds totaled $38.8 million, of which $24.7 million related to fees earned but not yet received and $14.1 million related to reimbursable expenses. Fees earned but not yet received and reimbursable expenses are included in accounts receivable and due from related parties on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of June 30, 2026, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2025. As of June 30, 2026, the total contractual advisory fees are $119.6 million over eleven years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $99.8 million of the total $119.6 million advisory fees has been recognized as revenue. There was $19.8 million in remaining performance obligations related to these agreements, which will be recognized between July 1, 2026 and April 30, 2032. For the three and six months ended June 30, 2026, advisory fees earned or recognized under these agreements were $2.9 million and $5.8 million, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2025, respectively, and are reported in management and advisory fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the associated receivable was $85.8 million and $80.0 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest on outstanding balances were $0 for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively, which are included in management and advisory fees on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the associated interest receivable was $4.1 million and $3.9 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”) immediately became effective. Under this agreement, ECG pays ECH for the use of its employees to provide services at the direction of ECG. The Company recognized $2.6 million and $5.3 million for the three and six months ended June 30, 2026, respectively, and $2.8 million and $5.3 million for the three and six months ended June 30, 2025, respectively, related to this agreement within compensation and benefits in our Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the associated accrual was $1.2 million and $3.7 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

On December 23, 2024, ECG entered into an Advisory Agreement with Clifford ("Clifford Advisory Agreement") to manage the impact credit asset portfolio, which has a term ending on the disposal date for all of Clifford's underlying investments. As part of the Clifford arrangement, Enhanced Clifford (GP) LLC ("Clifford GP"), a direct subsidiary of ECH, was formed. Clifford GP receives incremental fees from Clifford as part of the Clifford Advisory Agreement. The Company is a guarantor on a put option and call option with third-party customers. Refer to Note 14 for further details.

The Company has Advance Agreements and Secured Promissory Notes with BCP, an entity that was formed by employees of the Company and certain Bonaccord employees. For details, see Note 6.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide various renewal options. Rent expense for the various leased office space and equipment was approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2025, respectively, which was included in general, administrative, and other expense on the Consolidated Statements of Operations.

The Company leases an insignificant amount of office equipment under non-cancelable financing leases, with the longest lease expiring in 2030. The finance lease right-of-use asset is included in right-of-use assets and the finance lease liability is included in lease liabilities in the Consolidated Balance Sheets. Amortization and interest expense for the finance leased equipment are included in general, administrative, and other in the Consolidated Statements of Operations.

The following table presents information regarding the Company’s operating leases as of June 30, 2026:

Operating lease right-of-use assets	$21,555
Operating lease liabilities	$28,218
Net cash paid during the six months ended June 30, 2026 for operating lease liabilities	$2,265
Weighted-average remaining lease term (in years)	6.07
Weighted-average discount rate	6.10%

The future contractual lease payments as of June 30, 2026 are as follows:

2026	$3,011
2027	5,721
2028	5,196
2029	5,778
2030	5,432
Thereafter	9,050
Total undiscounted lease payments	34,188
Less imputed interest	(5,970)
Total operating lease liabilities	$28,218

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earnout hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of June 30, 2026 and December 31, 2025, the first hurdle has been achieved; however, the Company does not expect the second or third EBITDA hurdles to be achieved. For the three and six months ended June 30, 2026, $0 of expense was recognized. For the three and six months ended June 30, 2025, $6.5 million and $3.5 million was recognized in compensation and benefits in the Consolidated Statements of Operations, respectively, which included a reversal of expense due to a change in estimate for the second EBITDA hurdle. As of December 31, 2025, the Company has paid $35.0 million for the achievement of the first EBITDA hurdle. As of June 30, 2026 and December 31, 2025, there was no remaining liability related to the WTI earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing twelve-month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. As of June 30, 2026 and December 31, 2025, the Company does not expect the trailing twelve-month EBITDA target to be met. For the three and six months ended June 30, 2026, the Company recognized $0 of expense, and for the three and six months ended June 30, 2025, $0.5 million and $1.0 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there was no remaining liability related to the WTI Bonus on the Consolidated Balance Sheets.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers ("Third Parties"). The agreements require ECG to share in certain revenues earned with the Third Parties and also include an option for the Third Parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share initially became exercisable in July 2025. Some Third Parties extended their rights to sell back their revenues during 2025. The remaining Third Parties extended their participations and their options to sell back their revenues, which are not exercisable until July 1, 2029. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the underlying funds. As of June 30, 2026, the Company has determined that the put options are probable of being exercised and has accrued estimated contingent liabilities and contingent payments to customers. As of June 30, 2026 and December 31, 2025, the associated liabilities were $19.0 million and $20.4 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $16.0 million and $18.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company recognized $0.4 million and $0.7 million of amortization of contingent payments to customers for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million of amortization of contingent payments to customers for the three and six months ended June 30, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes, if necessary.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related but separate put option and call option with the Third Parties on related terms. The Company would be required to settle either the put or call option if either is exercised and Clifford GP does not have the means to settle itself. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. As of June 30, 2026 and December 31, 2025, the associated liabilities were $9.5 million and $9.7 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. There was $0 and $0.2 million reversal of expense for the three and six

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

months ended June 30, 2026, respectively, and $0 and $0.3 million of expense recognized for both the three and six months ended June 30, 2025, which were included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize changes when necessary.

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

In August 2025, a contract dispute arose between a subsidiary of the Company and its former placement agent. Among other claims threatened, the placement agent contended a breach of contract based upon the subsidiary allegedly engaging investors sourced from the placement agent to make subsequent investments, but not working through the placement agent to do so. The placement agent sought compensation for fees associated with the placement of these investments and other damages. As of July 2026, settlement discussions are ongoing and the parties are exploring potential resolution through mediation. At this time, the Company cannot reasonably estimate a possible loss or range of loss because the matter remains subject to significant uncertainties, including the nature and timing of any potential resolution through mediation, settlement, arbitration, or judicial proceedings. As such, no liability has been recorded as of June 30, 2026.

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

Based on these methodologies, the Company’s worldwide effective income tax rate was 22.25% and 26.34% for the three and six months ended June 30, 2026, respectively. The Company's effective income tax rate was 24.71% and 15.60% for the three and six months ended June 30, 2025, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, foreign taxes as a result of a statutory rate difference between Spain and the U.S., and a discrete period recognition of shortfall tax adjustments due to stock-based compensation-related tax costs.

The Company recognizes deferred tax assets and liabilities to account for future tax benefits or expenses arising from discrepancies between the carrying value of assets for income tax purposes and financial reporting purposes, as well as from operating loss and tax credit carryovers. A valuation allowance is applied to adjust net deferred tax assets to a level that management deems more likely than not to be realized within the foreseeable future. This determination is based on several factors, notably the expected realization of net deferred tax assets for tax purposes. At the start of the year, the Company reduced its deferred tax assets due to the expiration of the 5-year built-in gain recognition period on its net operating losses; consequently, the previously recorded valuation allowance against this deferred tax asset was reversed. As of June 30, 2026, the Company has recorded an $11.8 million valuation allowance against deferred tax assets, primarily attributable to a note impairment.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a significant impact on our provision for income taxes for the three months ended June 30, 2026, and we do not anticipate a significant impact on our effective tax rate for the full year 2026.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 16. Stockholders' Equity

Equity-Based Compensation

On July 20, 2021, the Board of Directors approved the Ridgepost, Inc. 2021 Stock Incentive Plan (the "Plan"), which replaced the 2018 Incentive Plan ("2018 Plan"), our previously existing equity compensation plan. The Compensation Committee of the Board of Directors may issue equity-based awards including stock options, stock appreciation rights, restricted stock units, and restricted stock awards. Starting with options granted in 2024 under the Plan, vesting generally occurs on a graded schedule with 25% vesting on each of the second, third, fourth, and fifth anniversaries of the grant date, but only if the grantee is continuously employed by the Company or a subsidiary through each such date. Options granted prior to 2024 under both the Plan and the 2018 Plan cliff vest over a period of four or five years. The term of each option is no more than ten years from the date of grant. When the options are exercised, the Board of Directors has the option of issuing shares of common stock or paying a lump sum cash payment on the exercise date equal to the difference between the common stock’s fair market value on the exercise date and the option price. All future awards will be granted under the Plan, and no additional awards will be granted under the 2018 Plan. Awards granted under the 2018 Plan continue to follow the 2018 Plan.

The 2018 Plan provided for an initial 6,300,000 shares (adjusted for the reverse stock split). The Plan provided for the issuance of 3,000,000 shares available for grant, in addition to those approved in the 2018 Plan for a total of 9,300,000 shares.

Since the inception of the Plan, the shareholders authorized an increase of 20,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of June 30, 2026, there are 4.7 million shares available for grant under the Plan.

Stock Repurchase Plan

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of June 30, 2026 and December 31, 2025, the Board has approved $157.0 million for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of June 30, 2026, $142.0 million has been spent to buy back shares under this program and there is $15.0 million remaining for authorized repurchases under this program.

Equity-Based Compensation - Stock Options

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2025	13,592,636	$9.47	6.92	$16,064,815
Granted	—	—
Exercised	(274,868)	6.77
Expired/Forfeited	(281,267)	10.70
Outstanding as of June 30, 2026	13,036,501	$9.50	6.41	$6,943,354
Exercisable as of June 30, 2026	3,793,985	$6.56	4.97	$6,943,354

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options are exercised, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black-Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black-Scholes model is based on the trading price of our shares on the public markets. Expected life is

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of Ridgepost and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $1.9 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and $2.7 million and $5.0 million for the three and six months ended June 30, 2025, respectively. The total associated income tax benefit was $0 and $0.9 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2026 was $17.7 million and is expected to be recognized over a weighted average period of 2.0 years. Any future forfeitures will impact this amount.

For the three and six months ended June 30, 2026, there were no stock option grants. The weighted average assumptions used in calculating the fair value of stock options granted during the six months ended June 30, 2025 were as follows:

For the Six Months Ended June 30,

2025
Expected life (in years)	6.75
Expected volatility	37.50%
Risk-free interest rate	4.45%
Expected dividend yield	1.11%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $1.2 million and $1.2 million of associated income tax benefit for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.0 million for the three and six months ended June 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of June 30, 2026 was $1.2 million and is expected to be recognized over a weighted average period of 1.0 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2025	128,603	$9.37
Granted	147,852	8.15
Vested	(128,603)	9.37
Forfeited	—	—
Outstanding as of June 30, 2026	147,852	$8.15

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted RSUs to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of the grant and is recognized as expense ratably over the requisite service

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

period of the awards. Most RSUs vest one year from the grant date or vest 25% on the second, third, fourth, and fifth anniversaries of the grant date excluding certain executive RSUs, the Bonaccord Units, Additional Bonaccord Units, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord Units, Additional Bonaccord Units, and Executive Market Units, which are discussed in more detail below, was $4.6 million and $8.4 million for the three and six months ended June 30, 2026, respectively, and $3.7 million and $7.2 million for the three and six months ended June 30, 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0.2 million and $7.4 million of associated income tax benefit for the three and six months ended June 30, 2026, respectively, and $0 and $9.1 million for the three and six months ended June 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of June 30, 2026 was $22.5 million and is expected to be recognized over a weighted average period of 2.4 years. Any future forfeitures will impact this amount.

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

With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Bonaccord Units") and a cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Bonaccord Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and $11.9 million as 994,762 units that would vest upon meeting certain performance metrics. On June 24, 2026, the Company entered into an Amendment to Cash Bonus and Restricted Stock Unit Agreement ("Amended Bonus and Unit Agreement") with the same employees of Bonaccord that (1) accelerated the vesting of 42,733 units, (2) allocated 116,922 of the remaining units to be cash settled upon grant for $0.9 million, and (3) adjusted the performance metrics for the remaining 174,502 units. As of June 30, 2026, 42,070 of the units remain unallocated. The Company evaluates when it is probable that the Additional Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. On May 12, 2025, the Company evaluated that all the Additional Bonaccord Units were probable to be earned. As of June 30, 2026, certain performance metrics have been met and 599,062 units have vested, of which 260,981 units were settled for $0 and $2.8 million in cash for the three and six months ended June 30, 2026, respectively, and 670,908 units remain unvested and outstanding. Expenses of $1.7 million and $3.6 million have been recorded for the three and six months ended June 30, 2026, respectively, and $3.7 million for the three and six months ended June 30, 2025 on the Consolidated Statements of Operations. The income tax benefit associated with the Additional Bonaccord Units was $0 and $2.8 million for the three and six months ended June 30, 2026, respectively, and $2.1 million and $6.1 million for the three and six months ended June 30, 2025, respectively. Unrecognized stock-based compensation expense related to the Bonaccord Units as of June 30, 2026 was $3.7 million and is expected to be recognized over 1.3 years.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of June 30, 2026, none of the Executive Market Units have vested. For the three and six months ended June 30, 2026, $0.7 million and $1.4 million of stock compensation expense was recognized on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, $0.7 million and $1.4 million of stock compensation expense was recognized on the Consolidated Statements of Operations. There was no associated income

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

tax benefit for the three and six months ended June 30, 2026 and 2025. The unrecognized expense associated with the Executive Market Units was $3.5 million as of June 30, 2026.

The table below shows the assumptions used in the Monte Carlo simulation for the Executive Market Units' fair value.

As of
October 23, 2023
Expected life (in years)	5
Expected volatility	40.00%
Risk-free interest rate	4.81%
Expected dividend yield	1.42%

The table below excludes Executive Market Units for which the market conditions have not been satisfied, and Additional Bonaccord Units that had not vested or that had vested and settled in cash.

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2025	1,425,209	$11.60
Granted	2,882,893	8.54
Vested	(845,246)	12.59
Forfeited	(43,584)	8.54
Outstanding as of June 30, 2026	3,419,272	$8.81

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards or vesting upon the termination of an acquisition holdback period. For the three and six months ended June 30, 2026, diluted EPS also reflects the potential dilution that could occur assuming that all units in Ridgepost, LLC that were granted as a result of the Stellus and WTI acquisitions are converted to shares of Class A common stock. For the three and six months ended June 30, 2025, diluted EPS also reflects the potential dilution that could occur assuming that all units in Ridgepost, LLC that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings; therefore, the earnings per share calculation for Class A and Class B shares will always be equivalent.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to Ridgepost	$7,290	$3,383	$15,781	$7,905
Adjustment for:
Net income attributable to noncontrolling interests in Ridgepost, LLC	385	154	848	328
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$7,675	$3,537	$16,629	$8,233
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to Ridgepost	109,728	110,994	109,624	110,951
Weighted shares assumed upon exercise of partnership units	4,911	3,917	4,414	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	4,512	3,447	4,003	3,885
Weighted shares assumed upon the termination of an acquisition equity holdback period	364	364	364	182
Denominator for earnings per share assuming dilution	119,515	118,722	118,405	118,935
Earnings per Class A share—basic	$0.07	$0.03	$0.14	$0.07
Earnings per Class A share—diluted	$0.06	$0.03	$0.14	$0.07
Earnings per Class B share—basic	$0.07	$0.03	$0.14	$0.07
Earnings per Class B share—diluted	$0.06	$0.03	$0.14	$0.07

The computations of diluted earnings per share on a weighted average basis exclude 11.9 million and 10.8 million options for the three and six months ended June 30, 2026, respectively, because the options were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 8.4 million and 7.8 million options for the three and six months ended June 30, 2025, respectively, because the options were anti-dilutive.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three and six months ended June 30, 2026. No individual client constituted more than 10% of the Company's total revenues for the three and six months ended June 30, 2025. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three and six months ended June 30, 2026 and 2025, most of the Company's

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three and six months ended June 30, 2026 and 2025.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. No individual foreign country constituted more than 10% of the Company's long-lived assets as of June 30, 2026. As of December 31, 2025, 77% of the Company's long-lived assets were in the United States and 23% of the Company's long-lived assets were in Spain.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$80,914	$72,704	$155,938	$140,371
Less: cash compensation and benefits, net of one-time expenses	(28,329)	(25,571)	(56,584)	(51,204)
Less: stock-based compensation	(9,167)	(11,056)	(18,012)	(17,621)
Less: management profit share (2)	(1,246)	(991)	(2,395)	(2,153)
Less: professional fees, net of one-time expenses	(3,537)	(3,868)	(7,808)	(7,318)
Less: general, administrative and other, net of one-time expenses	(7,079)	(6,479)	(13,890)	(12,224)
Less: placement agent expenses	(2,526)	(1,811)	(4,674)	(2,534)
Less: other segment items (1)	(20,545)	(18,728)	(34,401)	(38,421)
Net income	$8,485	$4,200	$18,174	$8,896

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

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Compensation and benefits	$38,743	$32,145	$77,229	$69,225
Adjustments:
Stock-based compensation	(9,167)	(11,056)	(18,012)	(17,621)
Management profit share (2)	(1,246)	(991)	(2,395)	(2,153)
One-time expenses (1)	(1)	5,473	(238)	1,753
Cash compensation and benefits, net of one-time expenses	$28,329	$25,571	$56,584	$51,204

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including signing bonus and severance; and (ii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses, which primarily consist of bonuses paid to employees directly related to the acquisition of new businesses.

(2) Management profit share represents compensation expense attributable to variable compensation structures tied to the profitability of our business, paid to senior employees.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Professional fees	$6,078	$6,743	$11,900	$13,258
Adjustments:
One-time expenses (1)	(2,541)	(2,875)	(4,092)	(5,940)
Professional fees, net of one-time expenses	$3,537	$3,868	$7,808	$7,318

(1) The adjustments for one-time expenses relate primarily to (i) restructuring of the management team including placement/search fees; (ii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses, which primarily consist of fees for professional services including legal, accounting, and advisory related to the acquisition; (iii) the cost of financing our business; and (iv) one-time advisory services related to technical accounting matters.

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
General, administrative and other	$10,331	$8,824	$20,012	$15,649
Adjustments:
Placement agent expenses	(2,526)	(1,811)	(4,674)	(2,534)
One-time expenses (1)	(726)	(534)	(1,448)	(891)
General, administrative and other, net of one-time expenses	$7,079	$6,479	$13,890	$12,224

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025.

Note 19. Subsequent Events

On August 4, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share of Class A and Class B common stock, payable on September 18, 2026, to the holders of record as of the close of business on August 31, 2026.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after June 30, 2026, the Consolidated Balance Sheets date, through the date the consolidated financial statements were issued, and determined there have been no additional events or transactions that would materially impact the consolidated financial statements.

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

As of June 30, 2026, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 66 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated since inception in 2001, including over 3,800 investors, 330 fund managers, 570 private market funds and 5,600 portfolio companies. We have 71 active investment vehicles. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,700 investment firms, 11,800 funds, 52,700 individual transactions, 34,300 private companies and 556,000 financial metrics. As of June 30, 2026, PES has raised over a total of $25 billion in assets under management ("AUM"), of which $18.3 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 15 investment professionals with an average of 19+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated since inception in 2007, including over 2,210 investors, 125 fund managers, 140 direct investments, 480 private market funds and 17,300 portfolio companies. We have 24 active investment vehicles. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of June 30, 2026, VCS has raised over a total of $15 billion AUM, of which $8.2 billion are FPAUM.

•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provides financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 70 investment professionals with an average of 26+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated since inception in 1980, including over 540 investors across 57 active investment vehicles and over 1,800 portfolio companies with over $10.7 billion of capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 630 credit opportunities annually. We currently maintain over 170 active sponsor relationships and have over 250 platform investments. Within PCS, the Company makes investments that support historic building preservation, brownfield site remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of June 30, 2026, PCS has raised over a total of $11 billion AUM, of which $7.8 billion are FPAUM. Of the total AUM, impact assets represent $5.0 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimated 4,000 GWh of renewable energy from inception to December 31, 2025.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. Ridgepost’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors' committed, locked-in capital, with capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $16.9 billion of our FPAUM as of June 30, 2026.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. Ridgepost’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $14.0 billion of our FPAUM as of June 30, 2026.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary investment funds comprise approximately $3.4 billion of our FPAUM as of June 30, 2026.

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

The continued growth of our business may be influenced by several factors, including the following market trends:

•
Accelerating demand for private markets solutions. Our ability to attract new capital is dependent on investor demand for private markets solutions. We believe the composition of public markets is fundamentally shifting and will continue to drive growth in private markets investing as fewer companies elect to become public corporations, while more companies are choosing to stay private or return to being privately held. Furthermore, investors continue to increase their exposure to passive strategies in search of lower fee alternatives. We believe the continued move away from active public market strategies into passive strategies will support growth in private market solutions as investors seek higher risk-adjusted returns. Additional trends driving investor demand are (a) increasing long-term investor allocations towards private market asset classes and (b) legislation that allows retirement plans to add private equity vehicles as an investment option and impact investing by the institutional and high net worth investor community, and demand from high net worth individuals, also known as retail investors.
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
•
Expanding asset class solutions, broadening geographic reach and growing private markets network effect. Our ability to continue growing is influenced by our scalability and ability to maximize investor relationships. The scope of private markets has expanded significantly over the last decade. As investors increase their allocations to private markets' investments, we believe the demand for asset class diversification will rise. Furthermore, as part of this evolution we believe investors will seek out private market solutions providers with scale and the ability to deliver multiple asset classes and vehicle solutions, thereby streamlining relationships and pursuing cost efficiency. Our acquisition of Stellus expanded our capabilities to include sponsor-backed direct lending focused on the lower-middle market. Our scalable business model is well-positioned to expand and grow our footprint as we broaden our position within the private markets ecosystem. We currently have a leading presence in North America and, with the acquisition of Qualitas, we now also have a presence in Europe. We believe that expanding our presence into international markets can be a significant growth driver for our business as investors continue to seek geographically diverse private market exposure. Further, expanding into additional asset class solutions can enable us to further enhance our integrated network effect across private markets by, among other benefits, fostering deeper manager relationships. We believe the growing number of private markets' focused fund managers increases the operational burden on investors and will lead to a greater reliance on highly trusted advisors to help investors navigate the complexity associated with multi-asset class manager selection.
•
Political uncertainty, foreign currency exposure, and increasing regulatory requirements. There is uncertainty and fluctuation around potential legal, regulatory, currency exchange rates and tax changes, which may impact our profitability or impact our ability to operate and grow our business. Additionally, the complex regulatory and tax environment carries the potential to restrict our operations and our business activities, as well as subject us to increased compliance and administrative burdens.
•
Our ability to raise capital in order to fund acquisitions and strategic growth initiatives. In addition to organic growth of our existing business, our growth will continue to depend, in part, on our ability to identify, evaluate and acquire high-performing and high-quality asset management businesses to expand our team of asset managers and advisors, as well as expand the industries and end markets which we serve. These acquisitions may require us to raise additional capital through debt financing or the issuance of equity securities. Our ability to obtain debt with acceptable terms will be influenced by the corporate debt markets and prevailing interest rates, as well as our current creditworthiness. The funding available through the issuance of equity securities will be determined in part by the market price of our shares.
•
Increased competition to work with top private fund managers. There has been a trend amongst larger private markets investors to consolidate the number of general partners with which they invest and work. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.
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

We earn management and advisory fees based on a percentage of gross assets, investors’ capital commitments or, in select cases, capital deployed to our investment funds. Management and advisory fees during the commitment period are charged on capital commitments and, after the commitment period (or a defined anniversary of the fund’s initial closing), are reduced by a percentage of the management and advisory fees for the preceding years or charged on net invested capital or NAV, in select cases. Fee schedules are generally fixed and set for the expected life of the funds, which typically are between ten and fifteen years. These fees are typically staged to decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to investors. Management fees also include incentive fees based on net investment income, which are subject to performance hurdles. Such incentive fees are classified as management fees in the Consolidated Statements of Operations as they reflect the management and advisory services provided for the respective quarter, not subject to repayment, and cash-settled each quarter.

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

Other revenue consists of subscription and consulting agreements and referral fees that we offer in certain cases. Subscription and consulting agreements provide advisory and/or reporting services to our investors such as monitoring and reporting on an investor’s existing private markets investments. The subscription and consulting agreements typically have renewable one-year lives, and revenue is recognized ratably over the current term of the subscription or the agreement. If subscriptions or fees have been paid in advance, these fees are recorded as deferred revenue on our Consolidated Balance Sheets. Referral fee revenue is recognized upon closing of opportunities where we have referred credit opportunities that do not match our investment criteria. Incentive fees consist of carried interest income from a pre-acquisition legacy managed fund. The acquisition of Stellus added arrangement fees. Arrangement fees are transaction-based fees earned in connection with financing activities undertaken by investment funds and portfolio companies managed or advised by the Company. Such fees may arise from debt origination and placement activities, refinancing transactions, amendments and restructurings of existing financing arrangements, incremental debt raises, lender participation structures, and other financing execution services.

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

Operating Expenses

Compensation and benefits are our largest expense and consist of salaries, bonuses, severance, stock-based compensation, earnout and bonus payments related to the acquisition of WTI, employee benefits and employer-related payroll taxes. Despite our general operating leverage that exists, we expect to continue to experience an incremental rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand into new markets to create new products and services. In substantially all instances, the Company does not hold carried interests in the funds that we manage. Carried interest is typically structured to stay with the investment professionals. It allows our investment professionals to receive additional benefit and provides economic incentive for them to outperform on behalf of our investors. This structure differs from that of most of our competitors, which we believe better aligns the objectives of our stockholders, investors, and investment professionals.

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

Income Tax Expense

Income tax expense is comprised of current and deferred tax expense. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The Company expects to fully utilize the net operating losses and become a federal taxpayer in 2026.

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

Results of Operations

For the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$79,521	$71,516	$8,005	11%	$153,130	$138,251	$14,879	11%
Other revenue	1,393	1,188	205	17%	2,808	2,120	688	32%
Total revenues	80,914	72,704	8,210	11%	155,938	140,371	15,567	11%
OPERATING EXPENSES
Compensation and benefits	38,743	32,145	6,598	21%	77,229	69,225	8,004	12%
Professional fees	6,078	6,743	(665)	(10)%	11,900	13,258	(1,358)	(10)%
General, administrative and other	10,331	8,824	1,507	17%	20,012	15,649	4,363	28%
Remeasurement of contingent consideration	2,223	1,109	1,114	100%	(1,793)	1,109	(2,902)	N/A
Amortization of intangibles	5,815	6,150	(335)	(5)%	11,224	11,468	(244)	(2)%
Strategic alliance expense	—	—	—	N/A	—	703	(703)	(100)%
Total operating expenses	63,190	54,971	8,219	15%	118,572	111,412	7,160	6%
INCOME FROM OPERATIONS	17,724	17,733	(9)	(0)%	37,366	28,959	8,407	29%
OTHER (EXPENSE)/INCOME
Interest expense, net	(6,569)	(6,799)	230	(3)%	(12,971)	(13,216)	245	(2)%
Other (losses) gains	(237)	(5,354)	5,117	(96)%	234	(5,202)	5,436	N/A
Total other (expense)	(6,806)	(12,153)	5,347	(44)%	(12,737)	(18,418)	5,681	(31)%
Income before income taxes	10,918	5,580	5,338	96%	24,629	10,541	14,088	134%
Income tax expense	(2,433)	(1,380)	(1,053)	76%	(6,455)	(1,645)	(4,810)	292%
NET INCOME	$8,485	$4,200	$4,285	102%	$18,174	$8,896	$9,278	104%

Revenues

Three Months Ended June 30, 2026 and June 30, 2025

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten-to-fifteen-year lock-up agreements; therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended June 30, 2026 and June 30, 2025. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, revenues increased by $8.2 million or 11% due to higher management and advisory fees across the Company.

Management and advisory fees increased by $8.0 million, or 11%, to $79.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to continued fundraising and deployed capital and 19% growth in average FPAUM across the Company. The acquisition of Stellus is included in the second quarter of 2026 but is nominal in impact as Stellus was only included for eight days of the quarter. Catch-up fees for the three months ended June 30, 2026 were $2.2 million. Catch-up fees are associated with the fund closings at Bonaccord, Qualitas, RCP, and TrueBridge.

For the Six Months Ended June 30, 2026 and June 30, 2025

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten-to-fifteen-year lock-up agreements; therefore our average fee rates have remained stable at approximately 1% for the six months ended June 30, 2026 and June 30, 2025. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, revenues increased by $15.6 million or 11% primarily due to higher management and advisory fees across the Company.

Management and advisory fees increased by $14.9 million, or 11%, to $153.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The growth in management and advisory fees is primarily attributable to continued success in fundraising and deploying capital. Catch-up fees for the six months ended June 30, 2026 were $3.0 million associated with the fund closings at Bonaccord, Qualitas, RCP, and TrueBridge.

Other revenues increased by $0.7 million or 32% to $2.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily driven by an increase of $0.5 million of income associated with ancillary services performed for certain funds in other revenue.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$38,743	$32,145	$6,598	21%	$77,229	$69,225	$8,004	12%
Professional fees	6,078	6,743	(665)	(10)%	11,900	13,258	(1,358)	(10)%
General, administrative, and other	10,331	8,824	1,507	17%	20,012	15,649	4,363	28%
Remeasurement of contingent consideration	2,223	1,109	1,114	100%	(1,793)	1,109	(2,902)	N/A
Amortization of intangibles	5,815	6,150	(335)	(5)%	11,224	11,468	(244)	(2)%
Strategic alliance expense	—	—	-	N/A	—	703	(703)	(100)%
Total operating expenses	$63,190	$54,971	$8,219	15%	$118,572	$111,412	$7,160	6%

Operating Expenses

For the Three Months Ended June 30, 2026 and June 30, 2025

Total operating expenses increased by $8.2 million, or 15%, to $63.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase in remeasurement of contingent consideration expense, general, administrative, and other expenses, as well as compensation and benefits expense, offset by slight decreases in professional fees and amortization of intangibles.

Compensation and benefits expense increased by $6.6 million, or 21%, to $38.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily driven by a $6.0 million increase in compensation expense due to the reversal of expense related to the second hurdle of the WTI earnout no longer being probable of achievement for the three months ended June 30, 2025. Additionally, this increase was paired with a $2.5 million increase in general compensation expense in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was offset by a $1.9 million decrease in stock compensation primarily related to the 2025 grant of Additional Bonaccord Units stock compensation expense being recognized with the tranche method, which had a decrease in expense in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Professional fees decreased by $0.7 million, or 10%, to $6.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily driven by a decrease in legal fees associated with the Company's strategic transactions along with acquisition activity in the three months ended June 30, 2025 compared to the legal fees associated primarily with the Company's acquisition activity in the three months ended June 30, 2026.

Remeasurement of contingent consideration expense increased by $1.1 million to $2.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily driven by the remeasurement of the Qualitas earnout, related to the Qualitas acquisition in April 2025.

General, administrative, and other increased by $1.5 million, or 17%, to $10.3 million, due primarily to placement agent fees due to successful fundraising across the Company, as well as increases in ongoing enhancements to infrastructure, technology, and security, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $0.3 million, or 5%, to $5.8 million, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was due to decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition in April 2025.

For the Six Months Ended June 30, 2026 and June 30, 2025

Total operating expenses increased by $7.2 million, or 6%, to $118.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was due to increases in compensation and benefits as well as general, administrative and other expense, offset by decreases in professional fees, remeasurement of contingent consideration, amortization of intangibles and strategic alliance expense.

Compensation and benefits expense increased by $8.0 million, or 12%, to $77.2 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was driven by a $2.5 million increase in compensation expense due to the second tranche of the WTI earn-out no longer being probable of achievement in the six months ended June 30, 2025 paired with a $0.4 million increase in stock compensation, primarily driven by an increase in average outstanding unvested management stock awards. Additionally, this increase was paired with a $5.1 million increase in general compensation expense in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 related to an increase in headcount and associated benefits across the Company, as well as merit-based compensation to retain and motivate talent across the Company.

Professional fees decreased by $1.4 million, or 10%, to $11.9 million. The primary driver for the decrease in professional fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was a decrease in legal expenses associated with acquisition activity and other strategic transactions during the six months ended June 30, 2026 compared to the legal fees associated with the Company's acquisition activity and other strategic transactions in the three months ended June 30, 2025.

Remeasurement of contingent consideration decreased by $2.9 million to a gain of $1.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily driven by updated assumptions associated with the Qualitas earnout.

General, administrative and other increased by $4.4 million, or 28%, to $20.0 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily driven by placement agent fees due to successful fundraising across the Company, as well as ongoing enhancements to infrastructure, technology, and security, and additional rent expense as well as associated office maintenance.

Amortization of intangibles decreased by $0.2 million, or 2%, to $11.2 million, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was due to decreases at ECG, RCP, and TrueBridge. The decrease at ECG was driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge were driven by asset management fee contracts' amortization schedules, which are based on projected revenues at the time of acquisition. These decreases were offset by the additional intangible asset amortization associated with the Qualitas acquisition.

Strategic alliance expense decreased by $0.7 million, or 100%, to $0.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

For the Three Months Ended June 30, 2026 and June 30, 2025

Other expense decreased by $5.3 million, or 44%, to $6.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was driven by a $6.5 million loss recognized for the conversion of the right to receive 15% of net management earnings to a 15% equity interest in Bonaccord in the three months ended June 30, 2025 offset by a $0.9 million decrease in income from unconsolidated subsidiaries and an increase in interest expense of $0.2 million on the debt facility due to a larger outstanding debt balance for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

For the Six Months Ended June 30, 2026 and June 30, 2025

Other expense decreased by $5.7 million, or 31%, to $12.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was driven by a $6.5 million increase in expenses included in other gains (losses) related to a loss recognized for the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord in the three months ended June 30, 2025 offset by a $0.8 million decrease in income from unconsolidated subsidiaries, a $0.4 million decrease related to the remeasurement of the contra-revenue put option related to incremental fees for the Clifford Guarantee, and a $0.2 million increase in interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Income Tax Expense

For the Three Months Ended June 30, 2026 and June 30, 2025

Income tax expense was $2.4 million for the three months ended June 30, 2026, an increase of $1.1 million from $1.3 million for the three months ended June 30, 2025. This increase was primarily due to increased income and a decrease in windfall deduction related to the stock-based compensation in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

For the Six Months Ended June 30, 2026 and June 30, 2025

Income tax expense increased by $4.8 million to $6.5 million for the six months ended June 30, 2026 compared to an expense of $1.6 million for the six months ended June 30, 2025. The increase was primarily due to increased income and a decrease in the stock-based compensation-related tax benefit in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$30,969	$26,320	$29,425	$25,677
Add:
Acquisitions	2,638	980	2,638	980
Capital raised (1)	604	1,424	2,206	2,609
Capital deployed (2)	546	504	931	753
Net Asset Value Change (3)	—	(1)	—	(1)
Impact of exchange rate movements	(9)	82	(39)	82
Less:
Scheduled fee base stepdowns	(387)	(88)	(745)	(463)
Expiration of fee period	(30)	(346)	(85)	(762)
Balance, End of period	$34,331	$28,875	$34,331	$28,875

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, thereby increasing FPAUM.

FPAUM as of June 30, 2026

FPAUM increased by $4.9 billion to $34.3 billion for the three months ended June 30, 2026, due to the acquisition of Stellus and an increase in capital raised and capital deployed from our private equity and private credit solutions, which was offset by a decline in fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles have been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically last 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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

We use Adjusted Net Income ("ANI"), Fee-Related Revenue ("FRR"), and Fee-Related Earnings ("FRE") to provide additional measures of profitability. We use the measures to assess our performance relative to our intended strategies, expected patterns of profitability, and budgets, and use the results of that assessment to adjust our future activities to the extent we deem necessary. FRR is calculated as Total Revenues less any non-fee related revenue. ANI reflects an estimate of our cash flows generated by our core operations. ANI is calculated as FRE, plus non-fee related income less noncontrolling interests expense, less actual cash paid for interest and federal, state, and foreign income taxes.

In order to compute FRE, we adjust our GAAP net income for certain items, including the following:

•
Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
•
Earn out related compensation;
•
The cost of financing our business;

•
One-time expenses related to restructuring of the management team including placement/search fees, as well as expenses related to one-time technical accounting matters;
•
Acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses, which primarily consist of fees for professional services including legal, accounting, and advisory, as well as bonuses paid to employees directly related to the acquisition;
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes paid during the three months ended June 30, 2026 and June 30, 2025 as well as during the six months ended June 30, 2026 and June 30, 2025 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net Income	$8,485	$4,200	$18,174	$8,896
Adjustments:
Depreciation & amortization	6,690	6,766	12,934	12,570
Interest expense, net	6,569	6,799	12,971	13,216
Income tax expense	2,433	1,380	6,455	1,645
Non-recurring expenses	5,476	11,184	3,267	14,644
Non-cash stock-based compensation	6,806	6,680	12,997	12,536
Non-cash stock-based compensation - acquisitions	2,362	(1,631)	5,015	2,597
Non-fee related income	—	—	(102)	(39)
Fee-Related Earnings	$38,821	$35,378	$71,711	$66,065
Plus:
Non-fee related income	—	—	102	39
Less:
Noncontrolling interests expense	(810)	(663)	(1,545)	(663)
Cash interest expense	(6,065)	(6,241)	(12,158)	(12,937)
Cash income taxes, net of taxes related to acquisitions	(3,496)	(1,743)	(4,155)	(2,314)
Adjusted Net Income	$28,450	$26,731	$53,955	$50,190

Total Revenues	$80,914	$72,704	$155,938	$140,371
Adjustments:
Non-Fee Related Revenue	—	—	(102)	(39)
Fee-Related Revenue	$80,914	$72,704	$155,836	$140,332

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	June 30,	December 31,
	2026	2025	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$37,776	$28,886	$8,890	31%
Goodwill and other intangibles	885,866	666,246	219,620	33%
Total assets	1,153,140	928,302	224,838	24%
Accrued compensation and benefits	25,683	20,470	5,213	25%
Debt obligations	490,771	373,204	117,567	32%
Equity	517,308	403,459	113,849	28%

The $8.9 million increase in cash and cash equivalents is discussed below in the "Cash Flows" section. There was an increase in goodwill and intangible assets of $219.6 million due to the Stellus acquisition. Remaining total assets decreased in the same period by $3.7 million. The decrease was driven by the sale of allocable state tax credits and the use of right-of-use assets and deferred tax assets offset by an increase in accounts receivable and accounts receivable from related parties which was primarily due to ECG's Advisory Agreement with Enhanced PC. Accrued compensation and benefits increased by $5.2 million which was primarily driven by the accrual of merit-based compensation to retain and motivate talent across the Company. Debt obligations increased by $117.6 million, which was driven by revolver activity due to the Stellus acquisition that closed in June 2026.

Liquidity and Capital Resources

We have continued to support our ongoing operations through the receipt of management and advisory fee revenues. However, to fund our continued growth, we have utilized capital obtained through debt and equity raises. Our ability to continue to raise funds will be critical as we pursue additional business development opportunities and new acquisitions.

On August 1, 2024, the Company entered into the Amended and Restated Credit Agreement, which provides for a new senior secured revolving credit facility in the amount of $175.0 million, with a $10.0 million sublimit for the issuance of letters of credit, and a new senior secured loan facility in the amount of $325.0 million. The Amended and Restated Credit Facilities are to be used to refinance and replace the credit facilities under the then existing credit agreement and for general corporate purposes, including acquisitions. On June 11, 2026, the Company, the Agent, and JPMorgan Chase Bank, N.A., as additional lender (the “Additional Lender”), entered into an Increase Agreement, pursuant to which the Additional Lender increased the aggregate revolving commitments by $20 million from $175 million to $195 million under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Facilities are Term SOFR Loans, meaning loans bearing interest based upon the "Adjusted Term SOFR Rate". The Adjusted Term SOFR Rate is the Secured Overnight Financing Rate ("SOFR") at the date of election, plus 2.60%. The Company can elect one or three months for the Revolver Facility and one, three, or six months for the Term Loan. Principal is contractually repaid at a rate of 1.25% on the term loan quarterly effective December 31, 2025. The New Revolving Facility has no contractual principal repayments until maturity, which is August 1, 2028 for both facilities.

As of June 30, 2026, the Term Loan with a balance of $312.8 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 6.27%. As of June 30, 2026, the New Revolving Facility is split into five tranches. The total principal outstanding is $181.0 million and the weighted average SOFR rate amongst the tranches is 6.26%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a maximum leverage ratio of less than or equal to 3.50. As of June 30, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. The Company has incurred $12.2 million in interest expense for the six months ended June 30, 2026.

Cash Flows

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table reflects our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,

	2026	2025	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$41,440	$8,657	$32,783	N/A
Net cash used in investing activities	(127,658)	(42,935)	(84,723)	197%
Net cash provided by financing activities	94,525	306	94,219	N/A
Effect of foreign currency exchange rate changes on cash and cash equivalents	583	71	512	N/A
Net change in cash, cash equivalents and restricted cash	$8,890	$(33,901)	$42,791	(126)%

Operating Activities

Six Months Ended June 30, 2026 and June 30, 2025

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income from unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities increased by $32.8 million to $41.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change in our cash provided by operating activities was driven primarily by receipts of management fees and advisory fees as well as sales of allocable state tax credits, offset by purchases of allocable state tax credits and payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing activities

Six Months Ended June 30, 2026 and June 30, 2025

The cash used in investing activities increased by $84.7 million to $127.7 million, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase in cash used in investing activities was due to the Stellus acquisition in 2026 compared to the Qualitas acquisition in 2025.

Financing Activities

Six Months Ended June 30, 2026 and June 30, 2025

Cash from financing activities increased by $94.0 million to $94.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The change is driven by net borrowing activity on the Company's credit facilities and the change in open market Class A share repurchases during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of June 30, 2026, the Board has approved $157.0 million since inception of the program for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors, including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2026, $142.0 million has been spent to buy back shares and there was $15.0 million remaining for authorized repurchases under this program.

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

Current Expected Credit Losses for Due from Related Parties

The Company evaluates accounts receivable, due from related parties, and notes receivable using the current expected credit loss model. The Company determines a current estimate of all expected credit losses over the life of each financial instrument, which may result in recognition of credit losses on loans and receivables before an actual event of default. The Company establishes reserves for any estimated credit losses with a corresponding charge in the Consolidated Statements of Operations. If accounts are subsequently determined to be uncollectible, they will be expensed in the period in which that determination is made. Due from related parties represents receivables from the Funds for reimbursable expenses, and management fees collected by a related party of RCP 2 that are owed to RCP 2. Additionally, fees owed to the Company for the advisory agreement entered into upon the closing of the acquisition of ECG and any supplemental agreements entered into after the acquisition, ("Advisory Agreements") where ECG provides advisory services to Enhanced Permanent Capital, LLC ("Enhanced PC") are reflected in due from related parties on the Consolidated Balance Sheets.

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

Revenue Recognition of Management Fees and Advisory Fees

The Company earns management fees for asset management services provided to the Funds where the Company has discretion over investment decisions. The Company primarily earns fees for advisory services provided to clients where the Company does not have discretion over investment decisions. Management and advisory fees received in advance reflect the amount of fees that have been received prior to the period the fees are earned. These fees are recorded as deferred revenues on the Consolidated Balance Sheets due to the performance obligations not being satisfied at the time of collection.

For asset management and advisory services, the Company typically satisfies its performance obligations over time as the services are provided as a distinct series of daily performance obligations that the customer simultaneously benefits from as they are performed. Asset management fees are based on the contractual terms of each contract, which differ, such as fees calculated based on committed capital or deployed capital, fees initially calculated based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term, fees that step down during specified periods of the fund's term, or in limited instances, fees based on a percentage of gross assets, fees based on assets under management. At contract inception, no revenue is estimated as the fees are dependent variable amounts which are susceptible to factors outside of our control. Fees are recognized for services provided during the period, which are distinct from services provided in other periods. In certain asset management and advisory agreements progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has the right to invoice.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants of shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after either a service period or both a service period and a performance condition is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, where vesting only requires a service condition, the Company elected, in accordance with ASC 718, to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards with graded vesting that require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested RSUs are remeasured quarterly against performance metrics as a liability or equity, in accordance with GAAP, on the Consolidated Balance Sheets. Refer to Note 16 to the consolidated financial statements for further discussion. Forfeitures are recognized as they occur.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of employee salaries, bonuses, benefits, severance, and acquisition-related earnouts (contingent on employment) that have not yet been paid. The estimates for the acquisition-related earnouts require more judgment than the other components in accrued compensation and benefits. The acquisition-related earnout for WTI is an earnout payment of up to $70.0 million in cash and common stock that may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earn-out hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of December 31, 2025, the first EBITDA hurdle was achieved and payment was made for the achievement of the first hurdle in the year ended December 31, 2025. Additionally in connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing-twelve month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date.

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

On December 23, 2024, the Company became a guarantor for a related party on a related put option and call option with the same third-party customers and terms. The Company would be required to settle either the put or call options if either is exercised and the related party does not have the means to settle itself. The Company’s accrued contingent liabilities are recognized once it is determined that it is probable the Company would need to settle as guarantor and estimable and a loss would be recorded at the same time. The Company will reassess at each reporting period and recognize all changes. Refer to Note 14 to the consolidated financial statements for further discussion.

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

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets and estimated contingent consideration at the acquisition date as part of the purchase price. These non-recurring fair value measurements are based on unobservable (Level 3) inputs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

As of June 30, 2026, we had $312.8 million in outstanding principal in Term Loans under our Term Loan and $181.0 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.60%. In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its outstanding debt facility. The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month USD-SOFR-CME Term rate, with a cap strike rate of 4.25% and a floor strike rate of 2.31%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.5 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments is denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of June 30, 2026 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

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

Changes in Internal Controls over Financial Reporting

On June 22, 2026, we completed our acquisition of Stellus (See Note 3 for more information). We are currently integrating Stellus into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026 will not include the operating results of Stellus.

Except for the preceding changes, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities. We are not currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.

Item 1A. Risk Factors.

The unaudited pro forma financial information included in our reports and other documents filed with, or furnished to, the SEC, including this Quarterly Report on Form 10-Q, may not be representative of our results following the Stellus acquisition.

The unaudited pro forma financial information included in our reports and other documents filed with, or furnished to, the SEC, including this Quarterly Report on Form 10-Q, is not necessarily indicative of the financial position or results of operations that would have actually occurred had the Stellus acquisition been completed at or as of the dates indicated, nor is it indicative of our future operating results or financial position. The unaudited pro forma financial information does not reflect future events that may occur after the Stellus acquisition and does not consider potential impacts of future market conditions on revenues or expenses. Such pro forma financial information has been derived from the Company's and Stellus' historical financial statements prior to the closing and certain adjustments and assumptions have been made in preparing such pro forma financial information. The assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	—	$-	—	$14,993,614
May 1 - 31, 2026	—	-	—	$14,993,614
June 1 - 30, 2026	—	-	—	$14,993,614
Total	—	$-	—
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of June 30, 2026, the Board has approved $157.0 million for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of June 30, 2026, $142.0 million has been spent to buy back shares since the inception of the program and there was $15.0 million remaining for authorized repurchases under this program.

Item 5. Other Information

Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Increase Agreement, dated as of June 11, 2026, by and among Ridgepost Capital, LLC, Ridgepost Capital, Inc. and the other guarantors party thereto, and JPMorgan Chase Bank, N.A., as Agent and as the Additional Lender. (Incorporated by Reference to the Company's Current Report on Form 8-K, filed on June 22, 2026).

10.2*	Summary of Non-Employee Director Compensation Arrangements

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ridgepost Capital, Inc.

Date: August 7, 2026	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)