Form 10-Q
period 2026-09-30
Ridgepost Capital, Inc.
filed 2026-11-05
CIK 1841968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 82,140,955 shares of the registrant's Class A common stock and 26,840,748 shares of the Registrant's Class B common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ridgepost Capital, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of	As of
	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$32,461	$28,152
Restricted cash	1,315	734
Accounts receivable	27,387	26,955
Notes receivable	6,712	7,205
Due from related parties	112,764	99,989
Investment in unconsolidated subsidiaries	1,317	1,403
Prepaid expenses and other assets	15,024	19,474
Property and equipment, net	9,835	10,170
Right-of-use assets	20,687	23,374
Derivative assets	2,107	74
Contingent payments to customers	15,653	18,153
Deferred tax assets, net	19,738	26,373
Intangibles, net	266,793	107,268
Goodwill	612,645	558,978
Total assets	$1,144,438	$928,302
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$13,669	$26,235
Accrued compensation and benefits	34,452	20,470
Due to related parties	1,883	3,685
Other liabilities	834	253
Contingent consideration	20,404	15,599
Accrued contingent liabilities	28,455	30,097
Deferred revenues	17,094	17,726
Lease liabilities	27,261	29,681
Deferred tax liabilities, net	7,011	7,893
Debt obligations	477,081	373,204
Total liabilities	628,144	524,843
COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY:
Class A common stock, $0.001 par value; 510,000,000 shares authorized; 96,812,247 issued and 82,021,406 outstanding as of September 30, 2026, and 90,514,372 issued and 77,806,222 outstanding as of December 31, 2025, respectively	82	78
Class B common stock, $0.001 par value; 180,000,000 shares authorized; 26,969,449 shares issued and 26,845,998 shares outstanding as of September 30, 2026, and 31,920,688 shares issued and 31,797,237 shares outstanding as of December 31, 2025, respectively	27	32
Treasury stock	(141,217)	(124,125)
Additional paid-in-capital	675,875	665,847
Accumulated deficit	(169,108)	(194,811)
Accumulated other comprehensive income	3,554	4,342
Noncontrolling interests	147,081	52,096
Total equity	516,294	403,459
TOTAL LIABILITIES AND EQUITY	$1,144,438	$928,302

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
REVENUES
Management and advisory fees	$87,341	$74,316	$240,471	$212,567
Other revenue	1,581	1,613	4,389	3,733
Total revenues	88,922	75,929	244,860	216,300
OPERATING EXPENSES
Compensation and benefits	42,072	42,321	119,301	111,546
Professional fees	4,564	6,483	16,464	19,741
General, administrative and other	9,677	9,055	29,689	24,704
Remeasurement of contingent consideration	515	1,175	(1,278)	2,284
Amortization of intangibles	6,637	6,195	17,861	17,663
Strategic alliance expense	—	—	—	703
Total operating expenses	63,465	65,229	182,037	176,641
INCOME FROM OPERATIONS	25,457	10,700	62,823	39,659
OTHER (EXPENSE)/INCOME
Interest expense, net	(8,112)	(6,987)	(21,083)	(20,203)
Other (losses) gains	(360)	371	(126)	(4,831)
Total other (expense)	(8,472)	(6,616)	(21,209)	(25,034)
Income before income taxes	16,985	4,084	41,614	14,625
Income tax expense	(4,046)	(1,051)	(10,501)	(2,696)
NET INCOME	$12,939	$3,033	$31,113	$11,929
Less: net income attributable to noncontrolling interests	(3,017)	(888)	(5,410)	(1,879)
NET INCOME ATTRIBUTABLE TO RIDGEPOST	$9,922	$2,145	$25,703	$10,050

Earnings per share
Basic earnings per share	$0.09	$0.02	$0.23	$0.09
Diluted earnings per share	$0.09	$0.02	$0.23	$0.09
Weighted average shares outstanding, basic	109,660	109,933	109,636	110,612
Weighted average shares outstanding, diluted	114,404	117,802	114,127	118,508

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
NET INCOME	$12,939	$3,033	$31,113	$11,929
Other comprehensive income, net of tax
Foreign currency translation	(227)	163	(2,272)	4,343
Derivative fair value remeasurement, net of tax	929	(133)	1,532	(133)
Total other comprehensive income (loss), net of tax	702	30	(740)	4,210
COMPREHENSIVE INCOME	$13,641	$3,063	$30,373	$16,139
Less:
Comprehensive income attributable to noncontrolling interests	(3,102)	(1)	(5,459)	(145)
NET COMPREHENSIVE INCOME ATTRIBUTABLE TO RIDGEPOST	$10,539	$3,062	$24,914	$15,994

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

Ridgepost Capital, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

								Accumulated
							Additional	Other		Non-
	Common Stock - Class A		Common Stock - Class B		Treasury stock		Paid-in-	Comprehensive	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at June 30, 2026	78,977	$79	31,251	$31	13,533	$(130,129)	$673,571	$2,937	$(179,030)	$149,849	$517,308
Net income	—	—	—	—	—	—	—	—	9,922	3,017	12,939
Other comprehensive income	—	—	—	—	—	—	—	617	—	85	702
Stock-based compensation	—	—	—	—	—	—	8,281	—	—	—	8,281
Cash settlement for Additional Bonaccord Units	—	—	—	—	—	—	(1,659)	—	—	—	(1,659)
Issuance of restricted stock units	33	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	4,405	4	(4,405)	(4)	—	—	—	—	—	—	—
Conversion of Ridgepost Capital, LLC partnership units for Class A common stock	400	1	—	—	(400)	3,858	301	—	—	(4,160)	—
Exercise of stock options	4	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding and strike price	(16)	—	—	—	—	—	(203)	—	—	—	(203)
Stock repurchase	(1,781)	(2)	—	—	1,781	(14,946)	—	—	—	—	(14,948)
Accrual for excise tax associated with stock repurchases	—	—	—	—	—	—	10	—	—	—	10
Capital Contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	—	—	(1,710)	(1,710)
Dividends declared	—	—	—	—	—	—	(5)	—	—	—	(5)
Dividends paid	—	—	—	—	—	—	(4,421)	—	—	—	(4,421)
Balance at September 30, 2026	82,022	$82	26,846	$27	14,914	$(141,217)	$675,875	$3,554	$(169,108)	$147,081	$516,294

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

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,113	$11,929
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26,281	28,890
Depreciation expense	1,507	1,261
Amortization of intangibles	17,861	17,663
Amortization of debt issuance costs and debt discount	1,108	1,111
Income from unconsolidated subsidiaries	(26)	(902)
Deferred tax expense	5,998	1,307
Loss on issuance of noncontrolling interests	—	6,524
Remeasurement of contra-revenue put option	—	240
Amortization of contingent payment to customers	858	510
Remeasurement of contingent consideration	(1,278)	2,284
Change in operating assets and liabilities:
Accounts receivable	5,915	11,185
Due from related parties	(12,566)	(14,671)
Prepaid expenses and other assets	4,990	(14,546)
Right-of-use assets	2,974	3,036
Accounts payable and accrued expenses	(15,324)	(8,781)
Accrued compensation and benefits	10,430	(46,861)
Due to related parties	(1,802)	(1,426)
Other liabilities	581	167
Derivative liabilities	—	133
Contingent consideration	—	(2,214)
Deferred revenues	(791)	3,367
Lease liabilities	(2,707)	(152)
Net cash provided by operating activities	75,122	54

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(127,252)	(40,237)
Purchase of intangible assets	—	(17)
Funding of notes receivable	(807)	(467)
Proceeds from notes receivable	1,300	1,629
Investments in unconsolidated subsidiaries	(4)	(82)
Distributions from investments in unconsolidated subsidiaries	116	2,344
Software capitalization	(409)	(200)
Purchases of property and equipment	(680)	(4,031)
Net cash used in investing activities	(127,736)	(41,061)
CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings on debt obligations	171,000	93,000
Repayments on debt obligations	(68,188)	(20,500)
Cash settlement for Additional Bonaccord Units	(4,467)	—
Repurchase of Class A common stock	(20,953)	(42,482)
Repurchase of Class A common stock for employee tax withholding	(3,203)	(6,504)
Dividends paid	(12,834)	(12,214)
Issuance of noncontrolling interests	—	3,001
Distributions to noncontrolling interests	(3,565)	(533)
Debt issuance costs	(43)	—
Net cash provided by financing activities	57,747	13,768
Effect of foreign currency exchange rate changes on cash and cash equivalents	(243)	(53)
Net change in cash, cash equivalents and restricted cash	4,890	(27,292)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28,886	68,115
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$33,776	$40,823

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ridgepost Capital, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,

	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,111	$19,451
Net cash paid for income taxes	$5,757	$2,562

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to right-of-use assets	$11	$10,242
Additions to lease liabilities	11	10,242
Loss on issuance of noncontrolling interests	—	6,524

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$32,461	$39,991
Restricted cash	1,315	832
Total cash, cash equivalents and restricted cash	$33,776	$40,823

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

Simultaneously with the acquisition of WTI, the Company completed a restructuring of Ridgepost, LLC, formerly P10 Intermediate, and its subsidiaries to LLC entities that are considered disregarded entities for federal income tax purposes. This allowed the WTI sellers to obtain a partnership interest in Ridgepost, LLC and all of its subsidiaries. As a result of the acquisition, the WTI sellers obtained 3,916,666 partnership units of Ridgepost, LLC, which can be exchanged for 3,916,666 shares of Ridgepost Class A common stock. As of September 30, 2026, 400,000 units have been exchanged into shares of Ridgepost Class A common stock.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Management believes it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that estimates made in preparing the consolidated financial statements are reasonable and prudent. The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

balances have been eliminated upon consolidation. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, $0 and $1.3 million, respectively, of cash and cash equivalents held at consolidated funds, which represent cash that although not legally restricted, is not available to support the general liquidity needs of the Company, as the use of such amounts is generally limited to the activities of the consolidated funds until the consolidated funds' first closing, are included within cash and cash equivalents. As of September 30, 2026, and December 31, 2025, cash equivalents include money market funds of $20.7 million and $16.1 million, respectively, which approximate fair value. The Company maintains its cash balances at various financial institutions among multiple accounts, which may periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insured limits. The Company's credit risk in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions' creditworthiness in conjunction with balances on deposit to minimize risk. The Company from time to time may have amounts on deposit in excess of the insured limits.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Restricted Cash

Restricted cash as of September 30, 2026 and December 31, 2025 was primarily cash on deposit related to certain leases and cash on deposit from third parties related to pending tax credit projects. There are deposit liabilities associated with restricted cash related to the pending tax credit projects reported in other liabilities on the Consolidated Balance Sheets.

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

The Company estimates that accounts receivable, due from related parties and notes receivable are fully collectible based on actual historical losses, current conditions, and reasonable and supportable forecasts; accordingly, no allowances have been established as of September 30, 2026 and December 31, 2025. If accounts are subsequently determined to be uncollectible, they will be expensed in the period that determination is made.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses related to technology, insurance, and professional fees. From time to time, there are also investments in allocable state tax credits on the Consolidated Balance Sheets due to timing differences associated with the purchase and sale of state tax credits in the tax credit finance business. As of September 30, 2026 and December 31, 2025, respectively, there is $7.5 million and $12.8 million within prepaid expenses and other assets on the Consolidated Balance Sheets associated with allocable state tax credit purchases.

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

Goodwill and Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less the liabilities assumed. As of September 30, 2026, goodwill recorded on our Consolidated Balance Sheets relates to prior acquisitions. As of September 30, 2026, the intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets related to prior acquisitions.

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

Contingent Consideration

Contingent consideration is initially measured at fair value on the date of the acquisition. The liabilities are remeasured at fair value on each reporting date, with changes in the fair value reflected in operating expenses on our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the contingent consideration on the Consolidated Balance Sheets is related to both the acquisitions of Qualitas and Stellus and the acquisition of Qualitas, respectively.

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

As of September 30, 2026 and December 31, 2025, we used the following valuation techniques to measure fair value for assets and there were no changes to these methodologies during the periods presented:

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

As of September 30, 2026 and December 31, 2025, the Company has a contingent consideration liability related to the acquisition of Qualitas that was measured at fair value using Level 3 inputs and a Monte Carlo simulation. As of September 30, 2026, the Company has a contingent consideration liability related to the acquisition of Stellus that is measured at fair value using Level 3 inputs and a Black-Scholes-Merton model. See Note 11 for additional information.

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

Stock-Based Compensation Expense

Stock-based compensation relates to grants of shares of Ridgepost awarded to our employees through stock options as well as RSUs awarded to employees and RSAs issued to non-employee directors as compensation for service on the Company's board. Stock compensation expense for awards that cliff-vest after a service period or both a service condition and a performance condition that are likely to be met is recorded ratably over the vesting period at the fair market value on the grant date. For awards with graded vesting, and that require only a service condition, the Company elected, in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"), to treat these awards as single awards for recognition purposes and recognize compensation on a straight-line basis over the requisite service period of the entire award. For awards

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

with graded vesting and that require a market condition to vest, the Company treats each expected vesting tranche as an individual award and recognizes expense ratably over the vesting period at the fair market value on the grant date. Certain acquisition-related RSUs vest after meeting certain performance metrics. For these, the Company uses the tranche method and recognizes expense for each tranche of RSUs deemed probable of vesting on a straight-line basis over the expected vesting period. The Company evaluates the probability of vesting at each reporting period. Unvested units are remeasured quarterly against performance metrics as equity, in accordance with GAAP, on the Consolidated Balance Sheets. Forfeitures are recognized as they occur. Refer to Note 16 for further discussion.

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Stellus Acquisition

On June 22, 2026, the Company completed the Stellus purchase for total consideration of $231.0 million. The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. Stellus is a Houston, Texas-based private credit investment firm focused on providing first-lien, senior secured loans to lower middle-market, private equity-sponsored companies across the U.S. The provisional fair value consisted of $183.5 million in net assets and $55.5 million in goodwill.

The following is a summary of consideration paid:

Fair Value
Cash	$129,907
Fair value of equity consideration	94,515
Fair value of contingent consideration	6,600
Total purchase consideration	$231,022

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

The following table presents the provisional fair value of the net assets acquired as of the acquisition date:

Fair Value
ASSETS
Cash and cash equivalents	$2,655
Accounts receivable	6,212
Due from related parties	208
Prepaid expenses and other assets	529
Property and equipment, net	73
Right-of-use assets	259
Intangible assets, net	178,400
Total assets acquired	$188,336
LIABILITIES
Accounts payable and accrued expenses	$1,619
Accrued compensation and benefits	2,841
Deferred revenues	159
Lease liabilities	259
Total liabilities assumed	4,878

Net identifiable assets acquired	$183,458
Goodwill	55,532
Less: fair value of noncontrolling interests	(7,968)
Net assets acquired	$231,022

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025

Revenue	$88,922	$86,128	$261,628	$244,389
Net income attributable to Ridgepost Capital	9,922	3,918	23,916	12,285

Note 4. Revenue

The following presents revenues disaggregated by nature:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Management fees	$85,632	$71,772	$235,410	$206,839
Advisory fees	1,709	2,544	5,061	5,728
Subscriptions	231	167	736	553
Other revenue	1,350	1,446	3,653	3,180
Total revenues	$88,922	$75,929	$244,860	$216,300

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received in advance of our performance. We recognized $0.2 million and $16.9 million of revenue for the three and nine months ended September 30, 2026, respectively, that was included in the contract liabilities balance as of December 31, 2025.

Note 5. Strategic Alliance Expense

In connection with the Bonaccord acquisition, Bonaccord entered into a Strategic Alliance Agreement ("SAA") with a third-party investor. This SAA provides the third party the right to receive 15% of the net management fee earnings, which includes the management fees minus applicable expenses, for Bonaccord Fund I and subsequent funds, paid quarterly, in exchange for funding certain amounts of capital commitments to the fund. The amount of net management fee earnings the third party has the right to receive is based on their total capital committed. For the three and nine months ended

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

September 30, 2026, the strategic alliance expense reported was $0. For the three and nine months ended September 30, 2025, the strategic alliance expense reported was $0 and $0.7 million, respectively. This is reported on the Consolidated Statements of Operations as strategic alliance expense in operating expenses.

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

Simultaneously with the third party exercising their option to acquire equity in Bonaccord, the Company and the third party entered into an agreement whereby the 15% of the net management fee earnings was converted into a 15% equity interest in Bonaccord. As a result of these transactions, the third party now has a total of 20% equity interest in Bonaccord. The new agreement allows for quarterly cash distributions to the third party equal to 20% of net management fee earnings, with all other distributions being provided to the Company. For the three and nine months ended September 30, 2026, the portion of income or loss to the third-party equity holder was $0.9 million and $2.4 million, respectively. For the three and nine months ended September 30, 2025, the portion of income or loss to the third-party equity holder was $0.7 million and $1.4 million. The portion of income or loss and the corresponding equity attributable to third-party equity holder is recognized in non-controlling interest on the consolidated financial statements. For the nine months ended September 30, 2026 and 2025, the distributions to the third party were $2.5 million and $0, respectively. The Company recognized a $0 and $6.5 million loss on the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord three and nine months ended September 30, 2025, which is included in other (losses) gains on the Consolidated Statements of Operations.

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

Note 6. Notes Receivable

The Company has three significant types of notes receivable. The first is an Advance Agreement and Secured Promissory Note that was executed on September 30, 2021 between the Company and BCP to lend funds to certain employees to be used to pay general partner commitments to certain funds managed by Bonaccord. This agreement provides for a note to BCP for $5.0 million. The note will earn interest at the greater of (i) the applicable federal rate that must be charged to avoid imputation of interest under Section 1274(d) of the U.S. Internal Revenue Code and (ii) 5.5%. The stated interest rate is the effective rate. Interest will be paid on December 31st of each year commencing December 31, 2021, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. Principal payments will be made periodically from mandatorily required payments from available cash flows at BCP. As of September 30, 2026, the balance outstanding is $5.1 million, which includes unpaid accrued interest added to the outstanding principal balance. The maturity date of the note receivable is September 30, 2031.

The second consists of Secured Promissory Notes that were executed on October 13, 2023 between the Company and certain employees of Bonaccord to lend funds to be used to pay general partner commitments to certain funds managed by Bonaccord. The notes provided $1.0 million of cash, in aggregate, to certain employees and are collateralized by such employees' privately owned shares of the Company. The term of the additional notes is five years, maturing on October 13, 2028 with all principal due at maturity. The notes accrue interest at Secured Overnight Financing Rate ("SOFR") plus 2.10%

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

and are payable annually on October 13 in arrears, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. As of September 30, 2026, the balance outstanding is $1.2 million, which includes unpaid accrued interest added to the outstanding principal balance.

The third consists of a Loan Agreement and Secured Promissory Notes that were executed on September 26, 2024 between Bonaccord and certain general partners to lend funds to pay general partners' commitments to certain funds managed by Bonaccord. The notes provide an aggregate maximum facility of $4.0 million and are collateralized by such general partners' interest in the funds with a maturity date of September 26, 2034. The notes accrue interest at SOFR plus 2.10% and are payable quarterly, with any unpaid accrued interest being capitalized and added to the outstanding principal balance. SOFR is determined on the first day of each quarter. As of September 30, 2026, the balance outstanding is $0.4 million, which includes unpaid accrued interest added to the outstanding principal balance.

As of September 30, 2026 and December 31, 2025, the total notes receivable balance associated with these notes was $6.7 million and $7.2 million, respectively. The Company recognized interest income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

Note 7. Variable Interest Entities

Consolidated VIEs

The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly owned by the Company and include Ridgepost, LLC, Holdco, RCP 2, RCP 3, TrueBridge, Hark, Bonaccord, WTI, Qualitas, and Stellus Private BDC Advisor, LLC. The assets of the consolidated VIEs totaled $657.5 million and $644.3 million as of September 30, 2026 and December 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $607.7 million and $511.5 million as of September 30, 2026 and December 31, 2025, respectively. The assets of our consolidated VIEs are owned by those entities and not generally available to satisfy Ridgepost’s obligations. With the exception of the Company's credit facilities, the liabilities of our consolidated VIEs are obligations of those entities and their creditors do not generally have recourse to the assets of Ridgepost.

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

As of September 30, 2026, investment in unconsolidated subsidiaries totaled $1.3 million, of which $0.7 million related to RCP's investment in a privately held investment manager, $0.4 million related to ECG’s asset management businesses, and $0.2 million related to ECG’s tax credit finance businesses. As of December 31, 2025, investment in unconsolidated subsidiaries totaled $1.4 million, of which $0.8 million related to RCP's investment in a privately held investment manager, $0.5 million related to ECG’s asset management businesses, and $0.1 million related to ECG’s tax credit finance businesses.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 9. Property and Equipment

Property and equipment consist of the following:

	As of September 30,	As of December 31,
	2026	2025
Computers and purchased software	$2,691	$2,197
Capitalized software	1,159	750
Furniture and fixtures	3,581	3,372
Leasehold improvements	9,545	9,124
	16,976	15,443
Less: accumulated depreciation	(7,141)	(5,273)
Total property and equipment, net	$9,835	$10,170

Note 10. Goodwill and Intangibles

Changes in goodwill for the nine months ended September 30, 2026 are as follows:

Balance at December 31, 2025	$558,978
Increase from acquisitions	55,532
Change related to foreign currency translations	(1,865)
Balance at September 30, 2026	$612,645

Intangibles consist of the following as of September 30, 2026:

	Investor and Intermediary Relationships	Management and Advisory Contracts	Technology	Trade Names	Total
Gross Carrying Amount
Indefinite-lived intangible assets:
Balance as of December 31, 2025	$—	$—	$30	$17,375	$17,405
Impact of exchange rate movements	—	—	—	—	—
Balance as of September 30, 2026	$—	$—	$30	$17,375	$17,405
Finite-lived intangible assets
Balance as of December 31, 2025	$10,478	$216,211	$793	$29,181	$256,663
Additions	4,000	172,800	—	1,600	178,400
Impact of exchange rate movements	(369)	(759)	(21)	(33)	(1,182)
Balance as of September 30, 2026	$14,109	$388,252	$772	$30,748	$433,881

Accumulated Amortization
Balance as of December 31, 2025	$(204)	$(155,462)	$(252)	$(10,882)	$(166,800)
Amortization expense	(638)	(14,956)	(144)	(2,123)	(17,861)
Impact of exchange rate movements	19	142	6	1	168
Balance as of September 30, 2026	$(823)	$(170,276)	$(390)	$(13,004)	$(184,493)

Total intangible assets, net balance as of September 30, 2026	$13,286	$217,976	$412	$35,119	$266,793

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Intangibles consist of the following as of September 30, 2025:

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

2026	$6,625
2027	25,135
2028	21,973
2029	19,712
2030	16,126
Thereafter	159,817
Total amortization	$249,388

Note 11. Fair Value Measurements

Financial Instruments not recognized at Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis, which are discussed below. Our financial instruments not recognized at fair value were as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Level	Reference
Assets
Due from related party - Advisory Agreements	$92,933	$70,321	$83,900	$55,455	3	Note 13
Liabilities
Debt Obligations	$477,081	$477,081	$373,204	$373,204	2	Note 12

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Earnouts associated with the acquisitions of Qualitas and Stellus

On April 4, 2025, included in total consideration of the Qualitas acquisition was an earnout payment not to exceed €31.7 million. The amount ultimately owed to the sellers is based on the run-rate net revenue as of December 31, 2027 from newly launched Qualitas funds post acquisition. Any earnout payment will be paid no later than December 31, 2028 in a mix of cash and Class A common stock at the sellers' election, with no more than 65% payable in cash. As of September 30, 2026, no earnout payment has been earned or paid. The determined risk-adjusted discount rates for the contingent consideration of 9.8% and 13.5% were the significant unobservable inputs as of September 30, 2026 and December 31, 2025. Remeasurement of the contingent consideration resulted in $0.5 million of expense and $1.3 million of a gain recognized for the three and nine months ended September 30, 2026, respectively. Total remeasurement expense recognized for the three and nine months ended September 30, 2025 was $1.2 million and $2.3 million, respectively. This is included in contingent consideration expense on the Consolidated Statements of Operations.

On June 22, 2026, included in total consideration of the Stellus acquisition was an earnout payment not to exceed $60.0 million. The amount ultimately owed to the sellers is based on the fee-related revenue of Stellus for the years ending December 31, 2027, and December 31, 2029. Any earnout payment will be paid in a mix of cash and partnership units in Ridgepost Capital, LLC at the seller's election, with no more than 50% payable in cash. As of September 30, 2026, no earnout payment has been earned or paid. Total remeasurement expense recognized for both the three and nine months ended September 30, 2026, was $0.1 million. Any remeasurement expense will be included in contingent consideration expense on the Consolidated Statements of Operations.

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

The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income, net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. Any changes in fair value of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income into earnings. For the three and nine months ended September 30, 2026, the Company recorded an unrealized gain on interest rate derivatives, net of tax of $0.9 million and $1.5 million, respectively, which is included in other comprehensive income. For the three and nine months ended September 30, 2025, the Company recorded an unrealized gain on interest rate derivatives, net of tax for $0.1 million, which is included in other comprehensive income. The Company estimates that an insignificant amount currently recorded in accumulated other comprehensive income will be recognized in earnings over the next 12 months.

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

The amounts included in accumulated other comprehensive income will be reclassified to interest expense should the hedges no longer be considered effective. No amount of ineffectiveness was included in net income for the three and nine months ended September 30, 2026 and 2025.The Company will continue to assess the effectiveness of the hedges on an ongoing basis.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents all recurring items measured at fair value as of September 30, 2026.

	As of September 30, 2026
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$2,107	$-	$2,107
Total assets	$-	$2,107	$-	$2,107
Liabilities
Contingent consideration obligation	$-	$-	$20,404	$20,404
Total liabilities	$-	$-	$20,404	$20,404

For the liabilities and assets presented in the tables above, there were no changes in fair value hierarchy levels during the nine months ended September 30, 2026.

The following table presents all recurring items measured at fair value as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	Total
Assets
Derivative assets	$-	$74	$-	$74
Total assets	$-	$74	$-	$74
Liabilities
Contingent consideration obligation	$-	$-	$15,599	$15,599
Total liabilities	$-	$-	$15,599	$15,599

The changes in the fair value of Level III financial instruments are set forth below:

Contingent Consideration Liability	For the Nine Months Ended September 30,
	2026	2025
Balance, beginning of year:	$15,599	$-
Additions	6,600	11,846
Change in fair value	(1,278)	2,284
Impact of exchange rate movements	(517)	791
Settlements	-	-
Balance, end of period:	$20,404	$14,921

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Note 12. Debt Obligations

Debt obligations consist of the following:

	As of	As of
	September 30,	December 31,
	2026	2025

Revolver facility	$171,000	$56,000
Debt issuance costs	(1,732)	(2,386)
Revolver facility, net	$169,268	$53,614

Term loan	$308,750	$320,938
Debt issuance costs	(937)	(1,348)
Term loan, net	$307,813	$319,590
Total debt obligations, net	$477,081	$373,204

The principal balance consists of the following tranches as of September 30, 2026:

	As of September 30, 2026
	Principal Amount	Base Rate	SOFR Rate	Rate Expiration Date
Term Loan	$308,750	2.60%	3.67%	11/5/2026
Revolver - Tranche 1	12,500	2.60%	3.77%	11/27/2026
Revolver - Tranche 2	2,000	2.60%	3.75%	10/23/2026
Revolver - Tranche 3	7,500	2.60%	3.72%	11/19/2026
Revolver - Tranche 4	141,000	2.60%	3.98%	12/18/2026
Revolver - Tranche 5	8,000	2.60%	3.86%	10/16/2026
Total	$479,750

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

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a maximum leverage ratio. As of September 30, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. For the three and nine months ended September 30, 2026, $7.7 million and $20.0 million of interest expense was incurred, respectively. For the three and nine months ended September 30, 2025, $6.6 million and $19.1 million of interest expense was incurred, respectively.

Debt Payable

Future principal maturities of debt as of September 30, 2026 are as follows:

2026	$4,063
2027	16,250
2028	459,437
479,750

Note 13. Related Party Transactions

As described in Note 1, through its subsidiaries, the Company serves as the investment manager to the Funds. Certain expenses incurred by the Funds are paid upfront and are reimbursed from the Funds as permissible per fund agreements. As of September 30, 2026, the total accounts receivable from the Funds totaled $43.7 million, of which $26.0 million related to fees earned but not yet received and $17.6 million related to reimbursable expenses. As of December 31, 2025, the total accounts receivable from the Funds totaled $38.8 million, of which $24.7 million related to fees earned but not yet received and $14.1 million related to reimbursable expenses. Fees earned but not yet received and reimbursable expenses are included in accounts receivable and due from related parties on the Consolidated Balance Sheets, respectively. In certain instances, the Company may incur expenses related to specific products that never materialize and therefore would not be reimbursed and expensed at that time.

Upon the closing of the Company’s acquisition of ECG, the Advisory Agreement between ECG and Enhanced PC immediately became effective. Under this agreement, ECG provides advisory services to Enhanced PC related to the assets and operations of the permanent capital subsidiaries owned by Enhanced PC. ECG provides advisory services relating to new projects undertaken by Enhanced PC under additional arrangements governed by the terms of the Advisory Agreement. In exchange for those services, which commenced on January 1, 2021, ECG receives advisory fees from Enhanced PC based on a declining fixed fee schedule that is commensurate with the level of services being performed. The Company allocates a portion of the consideration received under this arrangement to a financing component when it determines that a significant financing component exists. As of September 30, 2026, certain of the Company's contracts with Enhanced PC contained a significant financing component, as a result of the Company's expectation that the period between services being provided and cash collection will exceed one year. Interest income related to the identified significant financing component was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025. As of September 30, 2026, the total contractual advisory fees are $121.3 million over twelve years inclusive of new projects added since inception. These agreements are subject to customary termination provisions. Since inception, $102.9 million of the total $121.3 million advisory fees has been recognized as revenue. There was $18.4 million in remaining performance obligations related to these agreements, which will be recognized between October 1, 2026 and August 31, 2033. For the three and nine months ended September 30, 2026, advisory fees earned or recognized under these agreements were $2.9 million and $8.7 million, respectively, and $3.5 million and $10.6 million for the three and nine months ended September 30, 2025, respectively, and are reported in management and advisory fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the associated receivable was $88.7 million and $80.0 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. The Company invoices Enhanced PC quarterly in arrears and earns interest on balances not paid within 30 days. Revenues from interest on outstanding balances were $0 for the three and nine months ended September 30, 2026 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, which are included in management and advisory fees on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the associated interest receivable was $4.3 million and $3.9 million, respectively, and is included in due from related parties on the Consolidated Balance Sheets. Payment is expected to be collected as the permanent capital subsidiaries complete and liquidate multi-year projects covered under this agreement.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Upon the closing of the Company’s acquisition of ECG, the Administrative Services Agreement between ECG and Enhanced Capital Holdings, Inc. (“ECH”) immediately became effective. Under this agreement, ECG pays ECH for the use of its employees to provide services at the direction of ECG. The Company recognized $2.3 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, related to this agreement within compensation and benefits in our Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the associated accrual was $1.4 million and $3.7 million, respectively, and is included in due to related parties on the Consolidated Balance Sheets.

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

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space and various equipment under non-cancelable operating leases, with the longest lease expiring in 2036. These lease agreements provide various renewal options. Rent expense for the various leased office space and equipment was approximately $1.6 million and $4.5 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, which was included in general, administrative, and other expense on the Consolidated Statements of Operations.

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

The following table presents information regarding the Company’s operating leases as of September 30, 2026:

Operating lease right-of-use assets	$20,575
Operating lease liabilities	$27,141
Net cash paid during the nine months ended September 30, 2026 for operating lease liabilities	$3,780
Weighted-average remaining lease term (in years)	5.87
Weighted-average discount rate	6.12%

The future contractual lease payments as of September 30, 2026 are as follows:

2026	$1,520
2027	5,716
2028	5,196
2029	5,778
2030	5,432
Thereafter	9,050
Total undiscounted lease payments	32,692
Less imputed interest	(5,551)
Total operating lease liabilities	$27,141

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Earnout Payment

With the acquisition of WTI, an earnout payment of up to $70.0 million of cash and common stock may be earned upon meeting certain performance metrics. Upon the achievement of $20.0 million, $22.5 million, and $25.0 million of EBITDA, $35.0 million, $17.5 million, and $17.5 million are earned, respectively. Of the total amount, $50.0 million can be earned by the sellers and the remaining $20.0 million would be allocated to employees of the Company at the time the earnout is earned. Payment to both sellers and employees is contingent on continued employment and, therefore, these earnout payments are recorded as compensation and benefits expense on the Consolidated Statements of Operations. Payments will be made in cash, with the option to pay up to 50.0% in units of Ridgepost, LLC, no later than 90 days following the last day of the calendar quarter in which a milestone payment is achieved. Total payments will not exceed $70.0 million and any amounts paid will be paid by October 2027. The Company will evaluate whether each earnout hurdle is probable of occurring and recognize an expense over the period the hurdle is expected to be achieved. As of September 30, 2026 and December 31, 2025, the first hurdle has been achieved; however, the Company does not expect the second or third EBITDA hurdles to be achieved. For the three and nine months ended September 30, 2026, $0 of expense was recognized. For the three and nine months ended September 30, 2025, $0 and $3.5 million was recognized in compensation and benefits in the Consolidated Statements of Operations, respectively, which included a reversal of expense due to a change in estimate for the second EBITDA hurdle. As of December 31, 2025, the Company has paid $35.0 million for the achievement of the first EBITDA hurdle. As of September 30, 2026 and December 31, 2025, there was no remaining liability related to the WTI earnout.

Bonus Payment

In connection with the acquisition of WTI, certain employees entered into employment agreements. As part of these employment agreements, certain employees may receive a one-time bonus payment if the employee is employed by the Company as of the fifth anniversary of the effective date and the trailing twelve-month EBITDA of WTI at that time is equal to or greater than $20.0 million. Payment can be made in cash or stock of Ridgepost, provided that no more than $5.0 million will be payable in cash. Total payment will not exceed $10.0 million and any amounts will be paid in October 2027, the fifth anniversary of the effective date. As of September 30, 2026 and December 31, 2025, the Company does not expect the trailing twelve-month EBITDA target to be met. For the three and nine months ended September 30, 2026, the Company recognized $0 of expense, and for the three and nine months ended September 30, 2025, $0.5 million and $1.5 million was recognized, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, there was no remaining liability related to the WTI Bonus.

Revenue Share Arrangement

The Company recognizes accrued contingent liabilities and contingent payments to customers assets in the Consolidated Balance Sheets for agreements that exist between ECG and third party customers ("Third Parties"). The agreements require ECG to share in certain revenues earned with the Third Parties and also include an option for the Third Parties to sell back the revenue share to ECG at a set multiple. Additionally, ECG holds the option to buy back 50% of the revenue share at a set multiple. The options to repurchase the revenue share initially became exercisable in July 2025. Some Third Parties extended their rights to sell back their revenues during 2025. The remaining Third Parties extended their participations and their options to sell back their revenues, which are not exercisable until July 1, 2029. The Company’s contingent liabilities and corresponding contingent payments to customers are recognized once determined to be probable and estimable. The contingent payments to customers are amortized and recorded within management and advisory fees on the Consolidated Statements of Operations over the estimated term of the underlying funds. As of September 30, 2026, the Company has determined that the put options are probable of being exercised and has accrued estimated contingent liabilities and contingent payments to customers. As of September 30, 2026 and December 31, 2025, the associated liabilities were $19.0 million and $20.4 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. The associated contingent payments to customers assets were $15.7 million and $18.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company recognized $0.4 million and $1.1 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million of amortization of contingent payments to customers for the three and nine months ended September 30, 2025, respectively, which is included in management and advisory fees on the Consolidated Statements of Operations. The Company will reassess each period and recognize all changes, if necessary.

On December 23, 2024, the Company became a guarantor for Clifford GP on a related but separate put option and call option with the Third Parties on related terms. The Company would be required to settle either the put or call option if either

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

is exercised and Clifford GP does not have the means to settle itself. The Company records accrued contingent liabilities when it is probable and estimable that the Company would need to settle as guarantor. As of September 30, 2026 and December 31, 2025, the associated liabilities were $9.5 million and $9.7 million, respectively, and are included in accrued contingent liabilities on the Consolidated Balance Sheets. There was $0 and $0.2 million reversal of expense for the three and nine months ended September 30, 2026, respectively, and $0 and $0.3 million of expense recognized for both the three and nine months ended September 30, 2025, which were included in other income on the Consolidated Statements of Operations. The Company will reassess each period and recognize changes when necessary.

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

In August 2025, a contract dispute arose between a subsidiary of the Company and its former placement agent. The parties settled the dispute in September 2026. The total settlement was $1.4 million of which the insurance carrier contributed $0.7 million. In connection with the settlement, the Company recognized $0.7 million of expense in other (losses) gains on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

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

Using these methodologies, the Company’s worldwide effective income tax rate was 23.85% and 25.32% for the three and nine months ended September 30, 2026, respectively. The Company's worldwide effective income tax rate was 25.76% and 18.43% for the three and nine months ended September 30, 2025, respectively. The effective tax rate differs from the federal statutory rate of 21% due to executive compensation subject to Section 162(m) limitation, state taxes, foreign taxes as a result of a statutory rate difference between Spain and the U.S., and a discrete period recognition of shortfall tax adjustments due to stock-based compensation-related tax costs.

The Company recognizes deferred tax assets and liabilities to account for future tax benefits or expenses arising from discrepancies between the carrying value of assets for income tax purposes and financial reporting purposes, as well as from operating loss and tax credit carryovers. A valuation allowance is applied to adjust net deferred tax assets to a level that management deems more likely than not to be realized within the foreseeable future. This determination is based on several factors, notably the expected realization of net deferred tax assets for tax purposes. At the start of the year, the Company reduced its deferred tax assets due to the expiration of the 5-year built-in gain recognition period on its net operating losses; consequently, the previously recorded valuation allowance against this deferred tax asset was reversed. As of September 30, 2026, the Company has recorded an $11.8 million valuation allowance against deferred tax assets, primarily attributable to a note impairment.

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

The One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, includes several changes to U.S. federal income tax law with varying effective dates. The Company considered the applicable provisions of OBBBA in its income tax provision for the three and nine months ended September 30, 2026. OBBBA did not have a material impact on the Company's provision for income taxes for the periods presented, and the Company does not currently expect it to have material impact on its effective tax rate for fiscal 2026.

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

Since the inception of the Plan, the shareholders authorized an increase of 20,000,000 shares available under the Plan, resulting in a total of 29,300,000 shares available for grant under the Plan and the 2018 Plan. As of September 30, 2026, there are 5.0 million shares available for grant under the Plan.

Stock Repurchase Plan

The Board approved a program to repurchase shares of our Class A and Class B common stock (the "Share Repurchase Program"). As of September 30, 2026 and December 31, 2025, the Board has approved $157.0 million for share repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. As of September 30, 2026, $157.0 million has been spent to buy back shares under this program and there is less than $0.1 million remaining for authorized repurchases under this program.

Equity-Based Compensation - Stock Options

A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

			Weighted Average
			Contractual Life	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	(in years)	(whole dollars)
Outstanding as of December 31, 2025	13,592,636	$9.47	6.92	$16,064,815
Granted	170,000	9.61
Exercised	(279,004)	6.79
Expired/Forfeited	(486,334)	10.57
Outstanding as of September 30, 2026	12,997,298	$9.49	6.22	$6,414,031
Exercisable as of September 30, 2026	3,788,533	$6.58	4.70	$6,414,031

Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. When stock options are exercised, the awards are generally settled in equity net of employee tax withholdings and strike price. Stock option compensation cost is estimated at the grant date based on the fair-value of the award, which is determined using the Black-Scholes option valuation model and is recognized as expense ratably over the requisite service period of the award, generally five years. The share price used in the Black-Scholes model is based on the trading price of our shares on the public markets. Expected life is based on the vesting period and expiration date of the option. Until October 2023, stock price volatility was estimated based

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

on a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. Since October 2023, stock price volatility is estimated using a weighted average of Ridgepost and a group of similar publicly traded companies determined to be most reflective of the expected volatility of the Company due to the nature of operations of these entities. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. The dividend yield is based on the quarterly dividend as of the grant date. The stock-based compensation expense for stock options was $1.7 million and $5.5 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. The total associated income tax benefit was $0 and $0.9 million for the three and nine months ended September 30, 2026, respectively, and $2.6 million and $7.4 million for the three and nine months ended September 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2026 was $15.8 million and is expected to be recognized over a weighted average period of 1.8 years. Any future forfeitures will impact this amount.

The weighted average assumptions used in calculating the fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,

	2026	2025
Expected life (in years)	6.75	6.75
Expected volatility	34.65%	37.50%
Risk-free interest rate	4.46%	4.45%
Expected dividend yield	1.67%	1.11%

Equity-Based Compensation - Restricted Stock Awards ("RSAs")

The Company has granted RSAs to certain non-employee directors. Holders of RSAs have no voting rights and accrue dividends until vesting with payment being made once they vest. When RSAs vest, the awards are generally settled in equity. All of the shares currently vest one year from the grant date. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSA compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of grant and is recognized as expense ratably over the requisite service period of the awards. The stock-based compensation expense for RSAs was $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0 and $1.2 million of associated income tax benefit for the three and nine months ended September 30, 2026, respectively, and $0 and $1.0 million for the three and nine months ended September 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSAs as of September 30, 2026 was $0.7 million and is expected to be recognized over a weighted average period of 0.7 years. Any future forfeitures will impact this amount.

	Number of	Weighted-Average Grant
	RSAs	Date Fair Value Per RSA
Outstanding as of December 31, 2025	128,603	$9.37
Granted	147,852	8.15
Vested	(151,302)	9.19
Forfeited	—	—
Outstanding as of September 30, 2026	125,153	$8.15

Equity-Based Compensation - Restricted Stock Units ("RSUs")

The Company has granted RSUs to certain employees. Holders of RSUs have no voting rights and generally are not eligible to receive dividends or other distributions paid with respect to any RSUs that have not vested. When RSUs vest, the awards are generally settled in equity net of employee tax withholdings. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is included in compensation and benefits in the Consolidated Statements of Operations. RSU compensation cost is estimated at the grant date based on the fair value of the award, which is based on the closing market price on the day of the grant and is recognized as expense ratably over the requisite service

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

period of the awards. Most RSUs vest one year from the grant date or vest 25% on the second, third, fourth, and fifth anniversaries of the grant date excluding certain executive RSUs, the Bonaccord Units, Additional Bonaccord Units, and Executive Market Units, which are discussed in more detail below. The stock-based compensation expense for RSUs excluding the Bonaccord Units, Additional Bonaccord Units, and Executive Market Units, which are discussed in more detail below, was $4.5 million and $13.0 million for the three and nine months ended September 30, 2026, respectively, and $4.0 million and $11.2 million for the three and nine months ended September 30, 2025, respectively, which is included in compensation and benefits on the Consolidated Statements of Operations. There was $0.3 million and $7.6 million of associated income tax benefit for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $9.3 million for the three and nine months ended September 30, 2025, respectively. Unrecognized stock-based compensation expense related to outstanding unvested RSUs as of September 30, 2026 was $17.9 million and is expected to be recognized over a weighted average period of 2.2 years. Any future forfeitures will impact this amount.

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

With the vesting in full of the Bonaccord Units, the Company entered into a Cash Bonus and Restricted Stock Unit Agreement ("Bonus and Unit Agreement") with certain employees of Bonaccord for grants of additional RSUs ("Additional Bonaccord Units") and a cash bonus with a total aggregate value of $17.5 million, equaling a maximum of 1,457,119 Additional Bonaccord Units. On May 12, 2025, $14.0 million was allocated to employees which included $2.1 million being settled as a cash bonus and $11.9 million as 994,762 units that would vest upon meeting certain performance metrics. On June 24, 2026, the Company entered into an Amendment to Cash Bonus and Restricted Stock Unit Agreement ("Amended Bonus and Unit Agreement") with the same employees of Bonaccord that (1) accelerated the vesting of 42,733 units, (2) allocated 116,922 of the remaining units to be cash settled upon grant for $0.9 million, and (3) adjusted the performance metrics for the remaining 174,502 units. As of September 30, 2026, 46,234 of the units remain unallocated. The Company evaluates when it is probable that the Additional Bonaccord Units will vest and applies the tranche method to determine the amount of expense to recognize during the period. On May 12, 2025, the Company evaluated that all the Additional Bonaccord Units were probable to be earned. As of September 30, 2026, certain performance metrics have been met and 699,343 units have vested, of which 497,341 units were settled for $1.7 million and $4.5 million in cash for the three and nine months ended September 30, 2026, respectively, and 583,706 units remain unvested and outstanding. Expenses of $1.1 million and $4.7 million have been recorded for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $7.9 million for the three and nine months ended September 30, 2025, respectively, on the Consolidated Statements of Operations. The income tax benefit associated with the Additional Bonaccord Units was $1.7 million and $4.5 million for the three and nine months ended September 30, 2026, respectively, and $0 and $6.1 million for the three and nine months ended September 30, 2025, respectively. Unrecognized stock-based compensation expense related to the Bonaccord Units as of September 30, 2026 was $2.5 million and is expected to be recognized over 1.0 years.

At the time of Executive Transition, the Company entered into an Employment Agreement with a certain executive, which granted Restricted Stock Units ("Executive Market Units") for meeting a service requirement and achieving certain share price performance hurdles based on the thirty-day VWAP. The executive is entitled to receive RSUs upon the thirty-day VWAP of the Company's common stock reaching certain per share prices at any time prior to the fifth anniversary of the start date. There are five price per share performance hurdles for the executive to meet with each hurdle achievement allowing for the issuance of $8.0 million of units, with the number of shares determined by dividing $8.0 million by the applicable stock price performance hurdle, for a total of up to $40.0 million of units or approximately 2 million shares. The Executive Market Units may not be transferred, sold, pledged, exchanged, assigned, or otherwise encumbered or disposed of by any grantee until they have become vested. The RSUs shall vest ratably on the third, fourth, and fifth anniversaries of the executive's start date, provided that no such units shall vest earlier than the first anniversary of the applicable issuance date of such units. The fair value was determined using a Monte Carlo simulation as of the executive's start date of October 23, 2023, and was determined to be $10.8 million. As of September 30, 2026, none of the Executive Market Units have vested. For the three and nine months ended September 30, 2026, $0.6 million and $2.0 million of stock compensation expense was recognized on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, $0.6 million and $2.0 million of stock compensation expense was recognized on the Consolidated Statements of Operations. There

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

was no associated income tax benefit for the three and nine months ended September 30, 2026 and 2025. The unrecognized expense associated with the Executive Market Units was $2.7 million as of September 30, 2026.

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

	Number of	Weighted-Average Grant
	RSUs	Date Fair Value Per RSU
Outstanding as of December 31, 2025	1,425,209	$11.60
Granted	2,900,068	8.53
Vested	(878,587)	12.50
Forfeited	(66,334)	8.54
Outstanding as of September 30, 2026	3,380,356	$8.79

Note 17. Earnings Per Share

The Company presents basic EPS and diluted EPS for our common stock. Basic EPS excludes potential dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards or vesting upon the termination of an acquisition holdback period. For the three and nine months ended September 30, 2025, diluted EPS also reflects the potential dilution that could occur assuming that all units in Ridgepost, LLC that were granted as a result of the WTI acquisition are converted to shares of Class A common stock. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The Company has Class A and Class B shares outstanding, therefore follows the two-class method. However, the shares are entitled to the same amount of the Company's earnings; therefore, the earnings per share calculation for Class A and Class B shares will always be equivalent.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

The following table presents a reconciliation of the numerators and denominators used in the computation of basic and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Numerator:
Numerator for basic calculation—Net income
Numerator for basic calculation—Net income attributable to Ridgepost	$9,922	$2,145	$25,703	$10,050
Adjustment for:
Net income attributable to noncontrolling interests in Ridgepost, LLC	-	210	-	538
Numerator for earnings per share
Numerator for earnings per share assuming dilution	$9,922	$2,355	$25,703	$10,588
Denominator:
Denominator for basic calculation—Weighted- average shares outstanding, basic attributable to Ridgepost	109,660	109,933	109,636	110,612
Weighted shares assumed upon exercise of partnership units	-	3,917	-	3,917
Weighted shares assumed upon exercise of stock options and vesting of restricted stock units	4,376	3,588	4,126	3,736
Weighted shares assumed upon the termination of an acquisition equity holdback period	368	364	365	243
Denominator for earnings per share assuming dilution	114,404	117,802	114,127	118,508
Earnings per Class A share—basic	$0.09	$0.02	$0.23	$0.09
Earnings per Class A share—diluted	$0.09	$0.02	$0.23	$0.09
Earnings per Class B share—basic	$0.09	$0.02	$0.23	$0.09
Earnings per Class B share—diluted	$0.09	$0.02	$0.23	$0.09

The computations of diluted earnings per share on a weighted average basis exclude 10.6 million and 10.7 million options for the three and nine months ended September 30, 2026, respectively, because the options were anti-dilutive. Additionally the computations of diluted earnings per share on a weighted average basis exclude 14.8 million and 7.9 million partnership units in Ridgepost, LLC, granted as a result of the Stellus and WTI acquisitions, that can be converted to Class A common shares on a 1-to-1 basis for the three and nine months ended September 30, 2026, respectively, because the partnership units were anti-dilutive. The computations of diluted earnings per share on a weighted average basis exclude 8.3 million and 8.0 million options for the three and nine months ended September 30, 2025, respectively, because the options were anti-dilutive.

Note 18. Segment Reporting

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2.

Customer Information

No individual client constituted more than 10% of the Company's total revenues for the three and nine months ended September 30, 2026. No individual client constituted more than 10% of the Company's total revenues for the three and nine months ended September 30, 2025. Refer to Note 4 for further details provided on the Company's source of revenues. From time to time, a fund managed by the Company will constitute more than 10% of the Company's total revenue due to catch-up fees, which are described in Note 2. Catch-up fees are non-recurring in nature and as such these funds do not represent a concentration risk for the Company's revenue.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

Geographic Information

The primary geographic region in which the Company invests is in the United States and the majority of its revenues are generated in the United States. For the three and nine months ended September 30, 2026 and 2025, most of the Company's revenues were generated in the United States. No individual foreign country constituted more than 10% of the Company's revenues for the three and nine months ended September 30, 2026 and 2025.

The Company's long-lived assets consist of property and equipment, lease right-of-use assets, and finite-lived intangibles. No individual foreign country constituted more than 10% of the Company's long-lived assets as of September 30, 2026. As of December 31, 2025, 77% of the Company's long-lived assets were in the United States and 23% of the Company's long-lived assets were in Spain.

Significant Segment Expense

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$88,922	$75,929	$244,860	$216,300
Less: cash compensation and benefits, net of one-time expenses	(32,558)	(27,317)	(89,142)	(78,521)
Less: stock-based compensation	(8,269)	(11,269)	(26,281)	(28,890)
Less: management profit share (2)	(1,245)	(1,014)	(3,640)	(3,167)
Less: professional fees, net of one-time expenses	(3,797)	(3,775)	(11,605)	(11,093)
Less: general, administrative and other, net of one-time expenses	(6,668)	(6,636)	(20,558)	(18,860)
Less: placement agent expenses	(2,294)	(1,773)	(6,968)	(4,307)
Less: other segment items (1)	(21,152)	(21,112)	(55,553)	(59,533)
Net income	$12,939	$3,033	$31,113	$11,929

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

The following table reconciles the components of cash compensation and benefits, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Compensation and benefits	$42,072	$42,321	$119,301	$111,546
Adjustments:
Stock-based compensation	(8,269)	(11,269)	(26,281)	(28,890)
Management profit share (2)	(1,245)	(1,014)	(3,640)	(3,167)
One-time expenses (1)	-	(2,721)	(238)	(968)
Cash compensation and benefits, net of one-time expenses	$32,558	$27,317	$89,142	$78,521

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

The following table reconciles the components of professional fees, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Professional fees	$4,564	$6,483	$16,464	$19,741
Adjustments:
One-time expenses (1)	(767)	(2,708)	(4,859)	(8,648)
Professional fees, net of one-time expenses	$3,797	$3,775	$11,605	$11,093

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

The following table reconciles the components of general, administrative and other, net of one-time expenses to their equivalent GAAP measures, reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
General, administrative and other	$9,677	$9,055	$29,689	$24,704
Adjustments:
Placement agent expenses	(2,294)	(1,773)	(6,968)	(4,307)
One-time expenses (1)	(715)	(646)	(2,163)	(1,537)
General, administrative and other, net of one-time expenses	$6,668	$6,636	$20,558	$18,860

(1) The adjustments for one-time expenses relate primarily to (i) expenses that typically do not require us to pay them in cash in the current period (such as depreciation and amortization); (ii) the cost of financing our business; and (iii) acquisition-related expenses which reflect the actual costs incurred during the period for the acquisition of new businesses.

Other Segment Information

Interest expense is reported on the Consolidated Statements of Operations as interest expense, net. Interest income is reported on the Consolidated Statements of Operations within other income and was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2025.

Note 19. Subsequent Events

In October 2026, one of the Company's subsidiaries settled a legal dispute with a former investment counterparty for $6.3 million. After payment of legal fees and expenses, the Company received $2.9 million net proceeds in connection with the settlement. The settlement occurred after September 30, 2026 and, accordingly, the related gain was not recognized in the Company's financial statements as of September 30, 2026.

On November 3, 2026, the Board of Directors of the Company declared a quarterly cash dividend of $0.04 per share of Class A and Class B common stock, payable on December 18, 2026, to the holders of record as of the close of business on November 30, 2026.

Ridgepost Capital, Inc.

Notes to Consolidated Financial Statements

(Unaudited, dollar amounts in tables stated in thousands, except per share amounts)

On November 3, 2026, the Board of Directors authorized an additional $30.0 million of repurchases of outstanding Class A and Class B shares of the Company's stock under the Share Repurchase Program.

In accordance with ASC 855, Subsequent Events, the Company evaluated all material events or transactions that occurred after September 30, 2026, the Consolidated Balance Sheets date, through the date the consolidated financial statements were issued, and determined there have been no additional events or transactions that would materially impact the consolidated financial statements.

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

As of September 30, 2026, our private market solutions were comprised of the following:

•
Private Equity Solutions (PES). Under PES, we make direct and indirect investments in middle and lower- middle market private equity across North America and Europe. PES also makes minority equity investments in a diversified portfolio of mid-sized managers across private equity, private credit, real estate and real assets. The PES investment team, which is comprised of 68 investment professionals with an average of 23+ years of experience, has deep and long-standing investor and fund manager relationships in the middle and lower-middle market which it has cultivated since inception in 2001, including over 3,800 investors, 340 fund managers, 700 private market funds and 5,600 portfolio companies. PES occupies a differentiated position within the private markets ecosystem helping our investors access, perform due diligence, analyze and invest in what we believe are attractive middle and lower-middle market private equity opportunities. We are further differentiated by the scale, depth, diversity, and accuracy of our constantly expanding proprietary private markets database that contains comprehensive information on more than 6,800 investment firms, 11,800 funds, 64,000 individual transactions, 35,300 private companies and 546,000 financial metrics. As of September 30, 2026, PES has raised over a total of $25 billion in assets under management ("AUM"), of which $18.3 billion are Fee-Paying Assets Under Management ("FPAUM"). AUM reflects the assets that we manage, and is calculated as the sum of: (i) net asset value ("NAV") of our clients' and funds' underlying investments as of the most recently available date; (ii) drawn and undrawn debt (excluding capital call lines); (iii) uncalled capital commitments (net of deferred purchase price and not in excess of total capital commitments, as applicable) as of the NAV record date; (iv) incremental commitments raised since NAV record date. In situations where NAV data is not available, such as with certain advisory relationships, we use FPAUM.
•
Venture Capital Solutions (VCS). Under VCS, we make investments in venture capital funds across North America and specialize in targeting high-performing, access-constrained opportunities. The VCS investment team, which is comprised of 14 investment professionals with an average of 19+ years of experience, has deep and long-standing investor and fund manager relationships in the venture market which it has cultivated since inception in 2007, including over 2,280 investors, 125 fund managers, 150 direct investments, 500 private market funds and 17,800 portfolio companies. Our VCS solution is differentiated by our innovative strategic partnerships and our vantage point within the venture capital and technology ecosystems, maximizing advantages for our investors. In addition, since 2011, we have partnered with Forbes to publish the Midas List, a ranking of the top value-creating venture capitalists. As of September 30, 2026, VCS has raised over a total of $17 billion AUM, of which $8.7 billion are FPAUM.

•
Private Credit Solutions (PCS). Under PCS, we primarily make debt investments across North America, targeting lower middle market companies owned by leading financial sponsors and also offer certain private equity solutions. PCS also provides loans to mid-life, growth equity, venture and other funds backed by the unrealized investments at the fund level and provides financing for companies that would otherwise require equity. The PCS investment team, which is comprised of 70 investment professionals with an average of 26+ years of experience, has deep and long-standing relationships in the private credit market which it has cultivated since inception in 1980, including over 540 investors across active investment vehicles and over 1,800 portfolio companies with over $11.1 billion of capital deployed. Our PCS is differentiated by our relationship-driven sourcing approach providing capital solutions for growth-oriented companies. We are further synergistically strengthened by our PCS network of fund managers, characterized by more than 680 credit opportunities annually. We currently maintain over 170 active sponsor relationships and have over 250 platform investments. Within PCS, the Company makes investments that support historic building preservation, brownfield site remediation, and renewable energy projects, as well as provide capital to small businesses in underserved communities. These investments are differentiated in both the breadth of impact areas served, the type of capital deployed and the duration of the impact investing track record. As of September 30, 2026, PCS has raised over a total of $11 billion AUM, of which $8.1 billion are FPAUM. Of the total AUM, impact assets represent $4.8 billion invested in over 1,000 projects and businesses across 40 states, Washington DC, and Puerto Rico, not including investments made by non-impact affiliates. Investments in clean energy have generated an estimated 4,000 GWh of renewable energy from inception to December 31, 2025.

Sources of Revenue

Our sources of revenue currently include fund management fee contracts, advisory service fee contracts, consulting agreements, referral fees, subscriptions and other services. The majority of our revenues are generated through long-term, fixed fee management and advisory contracts with our investors for providing investment solutions in the following vehicles for our investors:

•
Primary Investment Funds. Primary investment funds refer to investment vehicles which target investments in new private markets funds, which in turn invest directly in portfolio companies. Ridgepost’s primary investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Primary investments are made during a fundraising period in the form of capital commitments, which are called upon by the fund manager and utilized to finance its investments in portfolio companies during a predefined investment period. We receive a fee stream that is typically based on our investors' committed, locked-in capital, with capital commitments that typically average ten to fifteen years, though they may vary by fund and strategy. We offer primary investment funds across private equity and venture capital solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our primary funds comprise approximately $17.2 billion of our FPAUM as of September 30, 2026.
•
Direct and Co-Investment Funds. Direct and co-investments involve acquiring an equity interest in or making a loan to an operating company, project, property, alternative asset manager, or asset, typically by co-investing alongside an investment by a fund manager or by investing directly in the underlying asset. Ridgepost’s direct and co- investment funds include both commingled investment vehicles with multiple investors as well as customizable separate accounts, which typically include one investor. Capital committed to direct investments and co-investments is typically invested immediately, thereby advancing the timing of expected returns on investment. We typically receive fees from investors based upon committed capital, with some funds receiving fees based on invested capital. Capital commitments from investors typically average ten to fifteen years, though they may vary by fund. We offer direct and co-investment funds across our private equity, venture capital, and private credit solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our direct investing platform comprises approximately $14.5 billion of our FPAUM as of September 30, 2026.
•
Secondary Investment Funds. Secondary investment funds refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer agrees to take on future funding obligations in exchange for future returns and distributions. Because secondary investment funds are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature. We typically receive fees from investors on committed capital for a decade, the typical life of the fund. We currently offer secondary investment funds across our private equity solutions. Often, the fees are structured such that they step down, or decrease, over the life of the fund. Our secondary investment funds comprise approximately $3.5 billion of our FPAUM as of September 30, 2026.

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

Other (Expense)/Income

Interest expense, net includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs. Other income includes any income/(loss) from unconsolidated subsidiaries, interest income earned from bank accounts across management companies, the loss recognized for the conversion of the right to receive 15% of net management fee earnings to a 15% equity interest in Bonaccord, remeasurement of the contingent loss related to the Clifford Guarantee, and accrued expenses related to dispute resolution, litigation, and regulatory activity as necessary, which would be discussed in Note 14 of our consolidated financial statements.

Income Tax Expense

Income tax expense is comprised of current and deferred tax expense. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. In accordance with ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In anticipation of fully utilizing its net operating losses in 2026, the Company has been making federal estimated tax payments.

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

Results of Operations

For the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
REVENUES	(in thousands)				(in thousands)
Management and advisory fees	$87,341	$74,316	$13,025	18%	$240,471	$212,567	$27,904	13%
Other revenue	1,581	1,613	(32)	(2)%	4,389	3,733	656	18%
Total revenues	88,922	75,929	12,993	17%	244,860	216,300	28,560	13%
OPERATING EXPENSES
Compensation and benefits	42,072	42,321	(249)	(1)%	119,301	111,546	7,755	7%
Professional fees	4,564	6,483	(1,919)	(30)%	16,464	19,741	(3,277)	(17)%
General, administrative and other	9,677	9,055	622	7%	29,689	24,704	4,985	20%
Remeasurement of contingent consideration	515	1,175	(660)	(56)%	(1,278)	2,284	(3,562)	N/A
Amortization of intangibles	6,637	6,195	442	7%	17,861	17,663	198	1%
Strategic alliance expense	—	—	—	N/A	—	703	(703)	(100)%
Total operating expenses	63,465	65,229	(1,764)	(3)%	182,037	176,641	5,396	3%
INCOME FROM OPERATIONS	25,457	10,700	14,757	138%	62,823	39,659	23,164	58%
OTHER (EXPENSE)/INCOME
Interest expense, net	(8,112)	(6,987)	(1,125)	16%	(21,083)	(20,203)	(880)	4%
Other (losses) gains	(360)	371	(731)	N/A	(126)	(4,831)	4,705	(97)%
Total other (expense)	(8,472)	(6,616)	(1,856)	28%	(21,209)	(25,034)	3,825	(15)%
Income before income taxes	16,985	4,084	12,901	N/A	41,614	14,625	26,989	185%
Income tax expense	(4,046)	(1,051)	(2,995)	285%	(10,501)	(2,696)	(7,805)	290%
NET INCOME	$12,939	$3,033	$9,906	N/A	$31,113	$11,929	$19,184	161%

Revenues

Three Months Ended September 30, 2026 and September 30, 2025

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten-to-fifteen-year lock-up agreements; therefore our average fee rates have remained stable at approximately 1% of average FPAUM for the three months ended September 30, 2026 and September 30, 2025. For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, revenues increased by $13.0 million or 17% due to the Stellus acquisition in June 2026 paired with higher management and advisory fees across the Company.

Management and advisory fees increased by $13.0 million, or 18%, to $87.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to the Stellus acquisition completed in June 2026. Catch-up fees for the three months ended September 30, 2026 were $2.5 million. Catch-up fees are associated with the fund closings at Bonaccord, Qualitas, RCP, and TrueBridge.

For the Nine Months Ended September 30, 2026 and September 30, 2025

Our revenue is composed almost entirely of recurring management and advisory fees, with the vast majority of fees earned on committed capital that is typically subject to ten-to-fifteen-year lock-up agreements; therefore our average fee rates have remained stable at approximately 1% for the nine months ended September 30, 2026 and September 30, 2025. For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, revenues increased by $28.6 million or 13% primarily due to higher management and advisory fees across the Company as well as the Stellus acquisition completed in June 2026.

Management and advisory fees increased by $27.9 million, or 13%, to $240.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The growth in management and advisory fees is primarily attributable to continued success in fundraising and deploying capital. Additionally, the Stellus acquisition completed in June 2026 contributed to the increase in the Company's management and advisory fees. Catch-up fees for the nine months ended September 30, 2026 were $5.5 million associated with the fund closings at Bonaccord, Qualitas, RCP, and TrueBridge.

Other revenues increased by $0.7 million or 18% to $4.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily driven by an increase of $0.6 million of income associated with ancillary services performed for certain funds in other revenue.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
OPERATING EXPENSES	(in thousands)				(in thousands)
Compensation and benefits	$42,072	$42,321	$(249)	(1)%	$119,301	$111,546	$7,755	7%
Professional fees	4,564	6,483	(1,919)	(30)%	16,464	19,741	(3,277)	(17)%
General, administrative, and other	9,677	9,055	622	7%	29,689	24,704	4,985	20%
Remeasurement of contingent consideration	515	1,175	(660)	(56)%	(1,278)	2,284	(3,562)	N/A
Amortization of intangibles	6,637	6,195	442	7%	17,861	17,663	198	1%
Strategic alliance expense	—	—	-	N/A	—	703	(703)	(100)%
Total operating expenses	$63,465	$65,229	$(1,764)	(3)%	$182,037	$176,641	$5,396	3%

Operating Expenses

For the Three Months Ended September 30, 2026 and September 30, 2025

Total operating expenses decreased by $1.8 million, or 3%, to $63.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily due to a decrease in professional fees, remeasurement of contingent consideration, as well as compensation and benefits expense, offset by slight increases in general, administrative, and other as well as amortization of intangibles.

Compensation and benefits expense decreased by $0.2 million, or 1%, to $42.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was driven by $3.0 million less of stock compensation expense recognized in the three months ended September 30, 2026 as compared to the three months ended September 30, 2026 primarily related to the 2025 grant of Additional Bonaccord Units stock compensation expense being recognized with the tranche method. This decrease was offset by a $5.1 million increase in general compensation expense in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 related to an increase in headcount primarily related to the Stellus acquisition and associated benefits and merit-based compensation to retain and motivate talent across the Company. Additionally, a nonrecurring retirement transition payment was recognized in the three months ended September 30, 2025 of $2.0 million that offset the the increase in compensation in 2026 due to headcount.

Professional fees decreased by $1.9 million, or 30%, to $4.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by a decrease in legal fees associated with the Company's strategic transactions in the three months ended September 30, 2025 compared to the legal fees associated primarily with the Company's due diligence of strategic transaction activity in the three months ended September 30, 2026.

Remeasurement of contingent consideration expense decreased by $0.7 million to $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was driven by the fair value remeasurement of the Qualitas earnout for the three months ended September 30, 2025 compared to the fair value remeasurement of the Qualitas and Stellus earnout for the three months ended September 30, 2026.

General, administrative, and other increased by $0.6 million, or 7%, to $9.7 million, due primarily to placement agent fees due to successful fundraising across the Company, as well as increases in ongoing enhancements to infrastructure, technology, and security, and additional rent expense as well as associated office maintenance.

Amortization of intangibles increased by $0.4 million, or 7%, to $6.6 million, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was driven by the additional intangible asset amortization associated with the Stellus acquisition in June 2026. This increase was offset by decreases at ECG, Five Points, RCP, TrueBridge, and WTI. The decrease at ECG is driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at Five Points, RCP, TrueBridge, and WTI are driven by asset management fee contracts' amortization schedule, which is based on projected revenues at the time of acquisition.

For the Nine Months Ended September 30, 2026 and September 30, 2025

Total operating expenses increased by $5.4 million, or 3%, to $182.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was due to increases in compensation and benefits as well as general, administrative and other expense, offset by decreases in professional fees, remeasurement of contingent consideration, and strategic alliance expense.

Compensation and benefits expense increased by $7.8 million, or 7%, to $119.3 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was driven by an additional $2.0 million in compensation expense in the current year due to the earnout reversal associated with the second tranche of the WTI earn-out no longer being probable of achievement in the nine months ended September 30, 2025 paired with an increase of $8.4 million of general compensation expense in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The general compensation expense increase is attributable to an increase in headcount primarily related to the Stellus acquisition as well as benefits and merit-based compensation to retain and motivate talent across the Company. This increase was offset by a $2.4 million decrease in stock compensation primarily related to the 2025 grant of Additional Bonaccord Units stock compensation expense being recognized with the tranche method, which had a decrease in expense in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2026.

Professional fees decreased by $3.3 million, or 17%, to $16.5 million. The primary driver for the decrease in professional fees for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was a decrease in legal expenses associated with acquisition activity and other strategic transactions during the nine months ended September 30, 2026 compared to the legal fees associated with the Company's acquisition activity and other strategic transactions in the nine months ended September 30, 2025.

Remeasurement of contingent consideration decreased by $3.6 million to a gain of $1.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily driven by updated assumptions associated with the Qualitas earnout.

General, administrative and other increased by $5.0 million, or 20%, to $29.7 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily driven by placement agent fees due to successful fundraising across the Company, as well as ongoing enhancements to infrastructure, technology, and security, and additional rent expense as well as associated office maintenance.

Amortization of intangibles increased by $0.2 million, or 1%, to $17.9 million, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily driven by the additional intangible asset amortization associated with the Stellus acquisition in June 2026. This increase was offset by decreases at ECG, RCP, and TrueBridge. The decrease at ECG was driven by unique syndication contracts and advisory contracts' amortization schedule, which is based on projected revenues at the time of acquisition. The decreases at RCP and TrueBridge were driven by asset management fee contracts' amortization schedules, which are based on projected revenues at the time of acquisition.

Strategic alliance expense decreased by $0.7 million, or 100%, to $0.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This decrease was due to the conversion of the SAA to an equity interest in Bonaccord, which was effective on April 1, 2025.

Other (Expense)/Income

For the Three Months Ended September 30, 2026 and September 30, 2025

Other expense increased by $1.9 million, or 28%, to $8.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by a $1.1 million increase in interest expense on the debt facility due to a larger outstanding debt balance for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 paired with a $0.7 million net loss related to the settlement of a contract dispute with a former placement agent in the three months ended September 30, 2026, which is included in other (losses) gains.

For the Nine Months Ended September 30, 2026 and September 30, 2025

Other expense decreased by $3.8 million, or 15%, to $21.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was driven by a $6.5 million increase in expenses included in other (losses) gains related to a loss recognized for the conversion of the Strategic Alliance Agreement to an equity interest in Bonaccord in the nine months ended September 30, 2025. This decrease was offset by a $0.9 million decrease in income from unconsolidated subsidiaries, a $0.7 million net loss related to settlements of contract disputes in the nine months ended September 30, 2026, $0.2 million decrease in interest income associated with cash sitting in interest-bearing accounts across the Company, and a $0.9 million increase in interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Income Tax Expense

For the Three Months Ended September 30, 2026 and September 30, 2025

Income tax expense was $4.0 million for the three months ended September 30, 2026, an increase of $3.0 million from $1.3 million for the three months ended September 30, 2025. This increase was primarily due to increased income and a decrease in the stock-based compensation-related tax benefit in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

For the Nine Months Ended September 30, 2026 and September 30, 2025

Income tax expense increased by $7.8 million to $10.5 million for the nine months ended September 30, 2026 compared to an expense of $2.7 million for the nine months ended September 30, 2025. The increase was primarily due to increased income and a decrease in the stock-based compensation-related tax benefit in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

FPAUM

The following table provides a period-to-period roll-forward of our fee paying assets under management on an actual basis.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)	(in millions)	(in millions)	(in millions)
Balance, Beginning of Period	$34,331	$28,875	$29,425	$25,677
Add:
Acquisitions	—	—	2,638	980
Capital raised ⁽¹⁾	690	679	2,896	3,288
Capital deployed ⁽²⁾	619	236	1,550	989
Market value and other	52	—	52	(1)
Impact of exchange rate movements	(5)	3	(44)	85
Less:
Fee base stepdowns and repayments	(205)	(163)	(950)	(626)
Expiration of fee period	(328)	(510)	(413)	(1,272)
Balance, End of period	$35,154	$29,120	$35,154	$29,120

(1)
Represents new commitments from funds that earn fees on a committed capital fee base.
(2)
In certain vehicles, fees are based on capital deployed, thereby increasing FPAUM.

FPAUM as of September 30, 2026

FPAUM increased by $0.8 billion to $35.2 billion for the three months ended September 30, 2026, due to an increase in capital raised and capital deployed from our venture capital and private credit solutions, which was offset by a decline in fees related to scheduled fee stepdowns and expirations of fees. Our FPAUM growth and concentration across solutions and vehicles have been relatively consistent over time but can vary in particular periods due to the systematic fundraising cycles of new funds, which typically last 12-24 months. We expect to continue to expand our fundraising efforts and grow FPAUM with the launch of new specialized investment vehicles and asset class solutions.

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
•
The effects of income taxes; and
•
Non-fee related income.

The cash income taxes paid during the three months ended September 30, 2026 and September 30, 2025 as well as during the nine months ended September 30, 2026 and September 30, 2025 differ significantly from the net income tax expense, which is primarily comprised of deferred tax expense as described in the results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net Income	$12,939	$3,033	$31,113	$11,929
Adjustments:
Depreciation & amortization	7,532	6,886	20,466	19,456
Interest expense, net	8,112	6,987	21,083	20,203
Income tax expense	4,047	1,051	10,501	2,696
Non-recurring expenses	2,138	6,279	5,404	20,923
Non-cash stock-based compensation	6,790	6,285	19,787	18,821
Non-cash stock-based compensation - acquisitions	1,479	4,984	6,494	8,085
Non-fee related income	(70)	504	(172)	(39)
Fee-Related Earnings	$42,967	$36,009	$114,676	$102,074
Plus:
Non-fee related income	70	—	172	39
Less:
Noncontrolling interests expense	(1,194)	(679)	(2,739)	(1,342)
Cash interest expense	(7,953)	(6,514)	(20,111)	(19,451)
Cash income taxes, net of taxes related to acquisitions	(1,602)	(249)	(5,757)	(2,562)
Adjusted Net Income	$32,288	$28,567	$86,241	$78,758

Total Revenues	$88,922	$75,929	$244,860	$216,300
Adjustments:
Non-Fee Related Revenue	(70)	—	(172)	(39)
Fee-Related Revenue	$88,852	$75,929	$244,688	$216,261

Financial Position, Liquidity and Capital Resources

Selected Statements of Financial Position

	As of	As of
	September 30,	December 31,
	2026	2025	$ Change	% Change
	(in thousands)
Cash and cash equivalents (including restricted cash)	$33,776	$28,886	$4,890	17%
Goodwill and other intangibles	879,438	666,246	213,192	32%
Total assets	1,144,438	928,302	216,136	23%
Accrued compensation and benefits	34,452	20,470	13,982	68%
Debt obligations	477,081	373,204	103,877	28%
Equity	516,294	403,459	112,835	28%

The $4.9 million increase in cash and cash equivalents is discussed below in the "Cash Flows" section. There was an increase in goodwill and intangible assets of $213.2 million primarily due to the Stellus acquisition. Remaining total assets decreased in the same period by $1.9 million. Accrued compensation and benefits increased by $14.0 million which was primarily driven by the accrual of merit-based compensation to retain and motivate talent across the Company as well as an increase in headcount related to the Stellus acquisition. Debt obligations increased by $103.9 million, which was driven by revolver activity due to the Stellus acquisition that closed in June 2026.

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

As of September 30, 2026, the Term Loan with a balance of $308.8 million is incurring interest at a weighted average Adjusted Term SOFR Rate of 6.27%. As of September 30, 2026, the New Revolving Facility is split into five tranches. The total principal outstanding is $171.0 million and the weighted average SOFR rate amongst the tranches is 6.55%. The tranches are all incurring interest at a set rate for one or three month periods and are subsequently reset at the current SOFR rate. Refer to Note 12 of our consolidated financial statements for further details provided on the debt and associated interest periods.

The Amended and Restated Credit Agreement contains affirmative and negative covenants typical of such financing transactions, and specific financial covenants which require Ridgepost to maintain a minimum FPAUM of the sum of $16.7 million plus 70% of the aggregate amount of FPAUM acquired or not constituted as organic growth as well as a maximum leverage ratio of less than or equal to 3.50. As of September 30, 2026, Ridgepost was in compliance with its financial and other covenants required under the facility. The Company has incurred $20.0 million in interest expense for the nine months ended September 30, 2026.

Cash Flows

Nine Months Ended September 30, 2026 Compared to the Six Months Ended September 30, 2025

The following table reflects our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,

	2026	2025	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$75,122	$54	$75,068	N/A
Net cash used in investing activities	(127,736)	(41,061)	(86,675)	211%
Net cash provided by financing activities	57,747	13,768	43,979	N/A
Effect of foreign currency exchange rate changes on cash and cash equivalents	(243)	(53)	(190)	N/A
Net change in cash, cash equivalents and restricted cash	$4,890	$(27,292)	$32,182	N/A

Operating Activities

Nine Months Ended September 30, 2026 and September 30, 2025

The Company's operating activities generally reflect the Company's earnings in the respective periods after adjusting for significant non-cash activity, including income from unconsolidated subsidiaries, stock-based compensation, depreciation, amortization, and deferred tax expense, all of which are included in net income. Cash from operating activities increased by $75.1 million to $75.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The primary driver of the change in our cash provided by operating activities was due to a $35.0 million cash payment related to the achievement of the first EBITDA hurdle for the WTI earnout in 2025. Additionally, the change in our cash provided by operating activities was driven primarily by receipts of management fees and advisory fees as well as sales of allocable state tax credits, offset by purchases of allocable state tax credits and payment of operating expenses, which includes professional fees, compensation and benefits, as well as general, administrative and other expenses.

Investing activities

Nine Months Ended September 30, 2026 and September 30, 2025

The cash used in investing activities increased by $86.7 million to $127.7 million, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase in cash used in investing activities was due to the Stellus acquisition in 2026 compared to the Qualitas acquisition in 2025.

Financing Activities

Nine Months Ended September 30, 2026 and September 30, 2025

Cash from financing activities increased by $44.0 million to $57.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The change is driven by net borrowing activity on the Company's credit facilities, cash settlement for vested Bonaccord Units, cash distributions to noncontrolling interests and the change in open market Class A share repurchases during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

The Board approved a program to repurchase shares of our Class A and Class B common stock. As of September 30, 2026, the Board has approved $157.0 million since inception of the program for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors, including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. For the three months ended September 30, 2026, the Company repurchased 1,781,252 shares of our Class A Common Stock for $14.9 million, inclusive of commissions paid, through open market transactions and as of September 30, 2026, $157.0 million has been spent to buy back shares and there was less than $0.1 million remaining for authorized repurchases under this program. On November 3, 2026, the Board of Directors authorized an additional $30.0 million for repurchases under the Share Repurchase program.

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

Interest Rate Risk

As of September 30, 2026, we had $308.8 million in outstanding principal in Term Loans under our Term Loan and $171.0 million under our Revolving Credit Facility. The annual interest rate on the Term Loan is based on SOFR plus 2.60%. In September 2025, the Company entered into an interest rate collar agreement to hedge the variability in cash flows associated with its outstanding debt facility. The collar has a notional amount of $211.3 million, effective as of September 30, 2025, and a termination date of August 1, 2028. The collar references the 3-month USD-SOFR-CME Term rate, with a cap strike rate of 4.25% and a floor strike rate of 2.31%. The Company remains exposed to interest rate risk if there is a shift in the environment. We estimate that a 100-basis point increase in the interest rate would result in an approximately $2.5 million increase in interest expense related to the loan over the next 12 months.

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

Exchange Rate Risk

The Company and its underlying funds hold cash and investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with FPAUM denominated in foreign currencies as well as by funds with FPAUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments. We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies. A portion of our management fees and investments is denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that a hypothetical 10% decline in the rate of exchange of the Euro against the U.S. dollar as of September 30, 2026 would not result in a material change to management fees or investments, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchase activity with respect to shares of our common stock for the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2026	—	$-	—	$14,993,614
August 1 - 31, 2026	763,129	8.80	763,129	$8,278,079
September 1 - 30, 2026	1,018,123	8.04	1,018,123	$45,560
Total	1,781,252	$8.36	1,781,252
(1)
On May 12, 2022, the Board approved a program to repurchase shares of our Class A and Class B common stock. As of September 30, 2026, the Board has approved $157.0 million for repurchase under the Share Repurchase Program. These shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades, in accordance with Rule 10b5-1 trading plans and/or through other legally permissible means. The timing and amount of any repurchases pursuant to the program will depend on various factors including the market price of our Class A Common Stock, trading volume, ongoing assessment of our working capital needs, general market conditions, and other factors. As of September 30, 2026, $157.0 million has been spent to buy back shares since the inception of the program and there was less than $0.1 million remaining for authorized repurchases under this program. On November 3, 2026, the Board of Directors authorized an additional $30.0 million for repurchases under the Share Repurchase program.

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

Ridgepost Capital, Inc.

Date: November 5, 2026	By:	/s/ Luke A. Sarsfield III
Luke A. Sarsfield III
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Amanda Coussens
Amanda Coussens
Chief Financial Officer (Principal Financial Officer)